Form 10-K
period 2018-12-31
Pineapple Express, Inc.
filed 2020-04-01
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55896

PINEAPPLE EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	47-5185484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10351 Santa Monica Blvd., Suite 420

Los Angeles, CA 90025

(Address of principal executive offices)(Zip Code)

877-310-7675

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
None	PNPL	OTC Grey

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0000001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2018 was approximately $15,005,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, holders of 10% or more of the registrant’s common stock and their affiliates.

As of March 19, 2020, there were 87,446,200 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

Use of Market and Industry Data

This Annual Report on Form 10-K (this “Annual Report”) includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Trademarks, Service Marks and Trade Names

This Annual Report contains references to our trademarks, service marks and trade names and to trademarks, service marks and trade names belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, service marks or trademarks or any artists’ or other individuals’ names to imply a relationship with, or endorsement or sponsorship of us by, any other companies or persons.

PART I.

ITEM 1. BUSINESS

This Annual Report (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this Annual Report reflect our good faith judgment based on facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

Pineapple Express, Inc. (“Pineapple Express, the “Company,” “we,” “us” or “our”) is a pioneer in the cannabis industry. As a result of a share exchange agreement entered into in March 2019, as subsequently amended, and a debt forgiveness agreement in January 2020, the Company has a 40% equity stake, as discussed below, in Pineapple Ventures, Inc. (“PVI”). PVI specializes in the delivery of legal, dependable, quality medicinal and recreational cannabis. Specifically, subsequent to December 31, 2018, PVI owns and operates:

●	30% of a state licensed cannabis delivery service in Los Angeles, CA, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions;

●	30% of a state licensed retail dispensary and cannabis delivery service in Palm Springs, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions;
●	30% equity stake of 2 separate state licensed manufacturing entities;
●	30% of 1 state licensed cultivation entity;
●	15% of 2 separate state licensed cultivation and manufacturing entities;
●	15% of 1 state licensed distribution entity;
●	100% of PineappleWellness.com, a nationwide Hemp CBD website;
●	100% of Nordhoff Leases, LLC, an entity entitled to a profit for subleasing 38,000 SF of rental space to commercial cannabis licensed growers at a building in Chatsworth, CA; and
●	Interest in pending applications for retail store front licenses in Los Angeles, CA.

The cannabis delivery service has already been launched out of Los Angeles, CA. The other abovementioned projects are in the process of being built and are expected to be operational in second and third quarter of 2020. Pineapple Express will receive 40% of all net income generated by PVI from these businesses. The owned and managed cannabis licenses and real property rental and sublease assets along with Pineapple Express’ brand recognition and intellectual property are prepared to penetrate the cannabis market from ‘seed to sale’ for cultivation, manufacturing, distribution, retail storefront, and delivery in the State of California.

Through PVI’s Pineapple Wellness brand (established on January 11, 2019), the Company aims to be a trusted source for hemp-derived CBD products which are being sold to customers nationwide. Operating by the principals of “Know What You Consume,” and its mission of transparency, the Company aims to ensure conscious and ethical business while delivering the best hemp CBD products the alternative health industry has to offer. The Company’s Hemp CBD products are organically grown, non-GMO, don’t contain heavy metals or toxins, and contain no heavy solvents. From plant to bottle, the Company offers lab-tested, quality CBD products that are natural and potent. Thus, the Company shall benefit and capitalize on legal hemp derived products, licensed and legal cannabis derived products, as well as cannabis property rental subleases for a profit without being directly being involved with sales, production, or distribution of cannabis.

ln addition, Pineapple Express was assigned a patent on July 20th, 2016 by Sky Island, Inc. via a Patent Assignment Agreement. The patent was originally applied for and filed on August 11, 2015 by Sky Island, Inc. The patent was pending with the USPTO until its notice of allowance on March 22, 2017. This patent is for the proprietary Top-Shelf SDS (“Safe Display System”) for use in legally permitted cannabis dispensaries and delivery vehicles across the United States and internationally, where permitted by law. It is anticipated by the parties that the Top-Shelf SDS product shall retail for no less than $25,000 per unit. When each Top-Shelf SDS unit is sold, Pineapple Express, Inc. shall pay Sky Island, Inc. a one-time royalty payment equal to 30% of the gross sales price of that unit. This payment shall be made within 30 days of Pineapple Express’s receipt of payment in full by the purchaser of the unit. If a Top-Shelf SDS unit is leased, Pineapple Express, Inc. shall pay Sky Island, Inc. 30% of any lease payments made to Pineapple Express, Inc. Any such payments to Sky Island, Inc. will be made within 30 days of Pineapple Express’s receipt of the lease payment from the leasing customer. Pineapple Express intends to sale the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as selling the technology to others retail companies. The Company has the prototype unit and expects to begin sales in the second quarter of 2020. The Company’s prototype is currently being used in the first of fifteen delivery vehicles for PVI’s cannabis delivery service. The Top-Shelf SDS system incorporates the Blaze Technology Software Platform to track inventory and customer orders. Cannabis inventory is stored in the Top Shelf SDS System in individual locked compartments within the unit, which is temperature controlled.

Company Background

Pineapple Express, Inc. (“Pineapple Express” or the “Company”) is a publicly listed company quoted on the OTC Markets under the symbol “PNPL”. As of the date of this Annual Report, OTC Markets has designated the Company’s trading symbol as “Caveat Emptor” by placing a skull and crossbones icon next to the symbol. This designation occurred when the Company was issued an Order of Suspension of Trading from the U.S. Securities and Exchange Commission (the “SEC”) on April 28th, 2016 because of “recent, unusual and unexplained market activity in the Company’s stock that raises concerns about the adequacy of publicly-available information regarding the Company”. The Company was released from suspension two weeks later. The Company was not charged with any wrong-doing and believes the unusual spike in stock activity was related to an enormous amount of press received by the Company because a famous cultural icon invested in the Company stock. The Company was not fully reporting with the SEC yet when this occurred. The Company intends on becoming fully reporting with the SEC. The Company then intends to have a market maker quote its shares of common stock on the OTCQB or another over-the-counter trading platform, thereby moving from the current OTC Grey platform. The Company was incorporated under the laws of the State of Nevada on August 3, 1983 as “Global Resources, Ltd”. On April 12, 1999, the Company changed its name from “Global Resources, Ltd.” to “Helixsphere Technologies, Inc.” and on October 2, 2013 to “New China Global Inc.” On October 30, 2013, the Company filed Articles of Continuance with the Secretary of State in the State of Wyoming pursuant to which the Company re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries”.

On August 24, 2015, the Company entered into a Share Exchange Agreement (the “Agreement) with Better Business Consultants, Inc. (“BBC”), a corporation incorporated under the laws of California on January 29, 2015, and Shane Oei, a majority shareholder of the Company at the time. Pursuant to the terms of the Agreement, BBC shareholders exchanged all of the issued and outstanding capital of BBC for an aggregate of 50,000,000 newly and duly issued, fully paid and non-assessable shares of common stock of the Company. Upon closing, BBC became a wholly-owned subsidiary of the Company. In addition, Mr. Oei and Gary Stockport, another former shareholder of the Company at the time, cancelled 100,000,000 and 500,000 shares of the Company’s common stock, respectively, in connection with the Agreement. As the owners and management of BBC obtained voting and operating control of the Company after the share exchange and Globestar Industries was non-operating, the transaction was accounted for as a recapitalization of BBC, accompanied by the exchange of previously issued common stock for outstanding common stock of Globestar Industries, which was recorded at a nominal value. One of the owners, Jaime Ortega, also entered into a Lockup Agreement under which he could not sell his ownership in the Company through September 1, 2017.

On September 3, 2015, the Company changed its name from “Globestar Industries” to “Pineapple Express, Inc.” The Company’s name has no relation to the 2008 motion picture produced by Columbia Pictures.

In September 2015, the Company had entered into agreements to issue 500,000 shares of Series A Convertible Preferred Stock to Sky Island, Inc. in exchange for a patent and 100,000 shares of Series A Convertible Preferred Stock to Christopher Plummer as compensation for taking on the role of Chief Operating Officer. However, both of these issuances were rescinded effective December 31, 2015.

On February 12, 2016, the Company entered into an Agreement of Merger to acquire all of the assets and assume several liabilities of THC Industries, Inc., a California corporation (“THC Parent”), through a two-step merger (the “THC Merger”) by and among the Company, THC Parent, the Company’s wholly owned subsidiary THC Industries, LLC, a California limited liability company (“THC”), and the Company’s former wholly owned subsidiary THCMergerCo., Inc., a California corporation. In June 2016, the Company began to anticipate significant difficulties in monetizing the value of the acquired intangible assets and recorded an impairment of those assets.

On August 5, 2016, the Company entered into a Forbearance Agreement with THC Industries, Inc. because of late payments. This sparked a temporary foreclosure of assets. On March 23rd, 2017, The Company entered into a Standstill and Waiver Agreement with THC Industries, Inc. because of additional late payments. On June 22, 2017, the Company successfully completed the conditions of the Standstill and Waiver Agreement signed between the parties on March 27, 2017. The Company made its payments and completed its conditions in full for the Forbearance Agreement. The Company gained back control of the assets relative to the purchase transaction.

On March 14, 2017, the Company entered into a Share Purchase Agreement to sell BBC and its three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Property Investments, LLC, a Washington limited liability company, to a related party, Jaime Ortega. The sale of BBC and its subsidiaries to Mr. Ortega was in exchange for Mr. Ortega forgiving a debt of $10,000 owed to Sky Island, Inc, a wholly-owned entity by Mr. Ortega, and in order for Mr. Ortega to fund and prosecute litigation claims (as discussed below) and settle debts for the subsidiaries resulting from unconsummated parcel purchases which the Company believes were purposely circumvented by third parties involved in those transactions. The terms of the Share Purchase Agreement are discussed in greater detail in the “legal proceedings” section of this Annual Report. On January 27, 2018, the Company completed the sale of BBC, Pineapple Express One LLC, Pineapple Express Two LLC and Pineapple Property Investments, LLC to Mr. Ortega.

With respect to such litigation claims related to BBC, on April 7, 2017, Orr Builders, Prest-Vuksic Architects, Inc. and MSA Consulting, Inc. filed a claim against the Company, including subsidiaries Pineapple Express One LLC, Better Business Consultants Inc., Clonenetics Laboratories Cooperative, Inc.; United Pentecostal Church; and Healing Nature, LLC; within the Superior Court of the State of California for the County of Riverside, Case No. PSC 1700746 (hereinafter referred to as the “Lead Case”), and a related and consolidated Case No. PSC1702268 (in which the Company was not a named defendant), alleging, among other things: (i) breaches of contracts related to the building of a warehouse in Desert Hot Springs, CA in the amount of $1,250,000, (ii) foreclosure of mechanics’ lien, (iii) negligent misrepresentation, and (iii) unjust enrichment (against United Pentecostal Church only).  In 2019, the land (which was leased by the Company and sold to a third party) and warehouse (which was being built for the Company, yet completed by the third party) at 65241 San Jacinto Lane in Desert Hot Springs, CA, were ordered sold by way of judgment and the plaintiffs were entitled to recovery.

On March 16, 2017, the Company formed Pineapple Express Consulting, Inc. (“PEC”) as a wholly-owned subsidiary. On August 3, 2017, a letter of intent (“LOI”) was entered into between PEC and Sky Island, Inc., whereby all the assets of Pineapple Park, LLC, a California limited liability company controlled by Sky Island, Inc. holding lease deposits, were to be transferred through a related party transfer to PEC in exchange for $100,000. On December 31, 2018, Pineapple Park, LLC pulled out of this project and signed a mutual release agreement for all lessees and Pineapple Park, LLC to terminate each party’s obligations and responsibilities under the Leases and the Parties’ relationship. The Company had planned on using revenue from operations, including license proceeds from contracts already signed with licensees as well as rental payments due from tenants. The Company was also in the process of developing a “franchise style” model whereas it would license its Pineapple Express trademark, brand name, and retail design concept in exchange for a 5% perpetuity royalty. These revenue streams were to provide the Company with long-term and short-term growth. However, after the investment in PVI, the Company will now be receiving revenues from its 40% ownership.

As of December 31, 2018, PEC and THC are the Companies current two wholly-owned operating subsidiaries.

Subsequent to the Reporting Period, on March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with PVI and the stockholders of PVI (the “PVI Stockholders”). Upon execution of the PVI Agreement (the “Closing”), the Company acquired 20,000 shares of PVI’s outstanding capital stock (“PVI Shares”), equaling 20% of the outstanding shares of PVI. In consideration for the PVI Shares, the Company agreed to issue 1,000,000 shares of its Series A Convertible Preferred Stock, $0.0000001 par value per share (“Series A Convertible Preferred Stock”), to the PVI Stockholders. Pursuant to the terms of the PVI Agreement and Amendment No. 1 dated June 26, 2019, upon the six-month anniversary of the PVI Agreement (the “Second Closing”), and subject to the conditions to closing set forth in the PVI Agreement, the Company was to acquire an additional 30,000 PVI Shares, equaling 30% of the outstanding shares of PVI, for a total of 50% of the outstanding shares of PVI, in consideration for an additional 1,000,000 shares of Series A Convertible Preferred Stock to be issued to the PVI Stockholders at the time of the Second Closing. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s Common Stock, par value $0.0000001 (the “Common Stock”) in an amount equal to ten (10) shares of Common Stock for each one (1) share of Series A Convertible Preferred Stock. On July 5, 2019, the Company, PVI and the PVI Stockholders, and their respective boards of directors waived the remaining conditions to closing as set forth in the PVI Agreement and ratified and approved the Second Closing. As a result of the PVI investment, the Company now has a portfolio asset (PVI) with which it has entered the cannabis cultivation, production and distribution sector throughout California.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company issued to Mr. Ortega 10,000 shares of capital stock of Pineapple Ventures, Inc. (“PVI”). Following the execution of the Purchase Agreement, the Company remains a 40% owner of PVI.

The Company further intends to change its name to Pineapple, Inc. and reincorporate into Nevada sometime during the second quarter of 2020, as more fully described in the Company’s definitive Information Statement on Schedule 14C filed with the SEC on January 9, 2020.

Regulatory Overview

As of December 16, 2019, 33 states and the District of Columbia, Puerto Rico and Guam currently have specific laws and regulations allowing some degree of medical use of cannabis, while eleven of those states and the District of Columbia have also legalized the adult-use of cannabis. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

On August 29, 2013, the Department of Justice set out its prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The “Cole Memorandum” provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to cannabis by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement under the Controlled Substances Act (CSA). Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 “Cole Memorandum”.

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical cannabis.”

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, was classified as a Schedule 1 controlled substance, and so illegal under the federal CSA.

With the passage of the Farm Bill, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA, and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. This system of shared regulatory programming is similar to options states had in other policy areas, such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under the Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is a still a lot to learn about hemp and its products from commercial and market perspectives.

Business Overview

We believe that due to the highly fragmented nature of the existing cannabis industry, a vertically integrated supply chain will provide a sustainable competitive advantage over competitors, allow faster growth, foster more consistent product offerings, and make Pineapple Express’ PVI portfolio asset more attractive for prospective licensees and customers. PVI’s revenues and profitability may be adversely affected by economic conditions and changes in the market for medical and recreational marijuana. PVI’s business is also subject to general economic risks that could adversely impact the results of operations and financial condition (see Risk Factors). We discuss each facet of our strategy and different line of business below.

Retail Opportunities

As of the date of this Annual Report, management has identified the following nationally recognized retail cannabis chains: Curealeaf Holdings, Inc., Green Thumb Industries, Inc., Truelieve Cannabis Corp, and Acreage Holdings, Inc. We expect that the nationally recognized chains that will be successful will either find long-term success in the retail environment, or will discover a financially attractive exit when, as management anticipates, the acquisition and consolidation phase in the industry begins. However, we believe that phase is some time away and will be dependent, at least in part, upon changes to existing federal laws and classifications. We believe that this creates an exceptionally unique opportunity for experienced and focused management teams to develop a national presence. Of particular importance and a distinct barrier to entry for the average entrepreneur is the importance of personal networks, expertise, and processes necessary to carry out project goals in this industry. PVI management’s extensive experience and relationships set the Company apart from most of its competitors.

Due to a lack of established major national chains, PVI faces competition primarily from local or regional companies. It is our belief that a variety of federally enforced rules and regulations make participation by existing national healthcare chains unlikely.

Developing retail facilities from the ‘ground-up’ is a challenge in the cannabis industry. For example, stores must be licensed, which generally involves a costly, complex and time-consuming process. Several jurisdictions have imposed strict limits on the number of licenses that may be issued. The present nature of cannabis in the national legislative realm has resulted in very strict zoning requirements for these types of businesses. These licensing hurdles translate into slow organic growth.

The PVI model involves PVI (a) funding established businesses in need of capital to expand where it may enjoy an eventual control option on the business (e.g. capital is invested in the business keeping the current owner focused on growth); (b) funding teams of industry professionals that are in the process of developing a new operation and are in need of guidance and capital; and to a more limited degree, (c) establishing Company owned stores from the “ground-up.” PVI believes there are many obstacles in creating a robust and profitable national chain and at present direct store development will not be the most efficient path to success in the current cannabis environment. PVI believes approaching growth in this manner will allow it to quickly generate revenue and reach sustainable profitability. PVI is looking to pursue additional transactions with retail and cultivation facilities, manufacturers, and distributors. Please see the Initial Strategy Execution Section below for additional information.

Obstacles and the Pineapple Express Solution

One obstacle to a national retail chain is producing and transporting the product. Due to existing federal laws, marijuana-based products cannot be transported across state lines. While cannabis remains illegal at the federal level, the federal government has by written policy set forth a safe harbor framework to allow the states limited independence to experiment with cannabis legalization in various forms. States have been careful to craft their local regulations to not run afoul of interstate transportation restrictions. State regulations generally require that cannabis must be grown locally (some states require retailers to grow their own product,) and that cannabis-related products, including marijuana-infused edibles, oils, lotions, or salves, cannot be transported across state lines. For larger manufacturers, state regulations generally require establishing local manufacturing in each state; this translates to securing a local state-issued license, a challenging task in jurisdictions with limited licenses. The alternative approaches to establishing national retail chains are either through contract manufacturing or licensing. These approaches create challenges with product consistency and the complications for the manufacturer of managing so many relationships and monitoring quality. PVI has found an opportunity in the obstacle.

Cannabis Production and Delivery Service

PVI is developing, improving and expanding its cannabis and hemp and CBD-product cultivation, production and distribution businesses in various cities throughout the state of California. PVI’s business model is to provide for a vertical solution to its cannabis cultivation, production and distribution services throughout the state of California.

Subsequent to December 31, 2018, in March 2019, PVI launched PineappleWellness.com, a website owned by PVI, to expand the sales and distribution of its hemp and CBD-based products. In April 2019, PVI re-launched PineappleExpress.com, with a focus on its cannabis sales and delivery service.

PVI, through its affiliates, obtained several permits from the Department of Public Health in the State of California to permit the temporary production of medical cannabis and adult cannabis products, from the California Department of Food and Agriculture for the temporary cultivation of cannabis, and from the California Bureau of Cannabis Control to permit temporary cannabis distribution. PVI, through its affiliates, have also obtained several cannabis-production and distribution permits from local city authorities, including in the cities of Chatsworth, Palm Springs and Los Angeles.

In March 2019, PVI entered into a Management Services Agreement with Universal Herbal Center, Inc. (“UHC”), located in Los Angeles, California, to serve as the Company’s primary cannabis retail delivery center for sourcing its cannabis products to local suppliers. As of the date of this Annual Report, UCH has set up bank accounts, has acquired merchant processing approvals and is currently delivering cannabis products to customers in Southern California.

In March 2019, PVI also entered into a second Management Services Agreement with Capital Growth Investments, Inc. (“CGI”), a retail dispensary and delivery hub intended to service the Palm Springs and Riverside County areas. PVI has obtained the relevant retail delivery and cultivation licenses for the CGI facility. CGI will contain both an interior delivery portion, and a retail dispensary. This location is currently being built.

PVI also currently rents 38,875 square feet in a building located at 20801 Nordhoff Street, Chatsworth, California to house three affiliated entities, Maximum Yield, Inc., Total Accountability Ventures, Inc., and Supreme Compliance, Inc., to form PVI’s primary center for cannabis cultivation and production. PVI and its subsidiaries have spent over $700,000 in developmental costs, including ordering the necessary equipment, to develop a state-of-the-art cannabis production facility. PVI intends on this location to serve as the main source of product that will be funneled into the retail delivery infrastructure through CGI and UHC. This location is currently being built.

PVI through its affiliate UHC maintains a fleet of 15 delivery vehicles at the Los Angeles, CA location to service its retail delivery needs. The vehicles are outfitted with GPS, security cameras, temperature-controlled safes, cash drawers, and panic buttons.

Consulting Services

The Pineapple Express management team understands the consulting, licensing, development, and compliance areas of the cannabis business and has hands-on operational experience in dispensary management from previous employment in the cannabis industry. Currently, the Company provides marketing and branding consulting services to PVI through PEC, its subsidiary. Furthermore, the Company is also receiving revenues from its 40% ownership in PVI. These revenue streams will provide the Company with long- and short-term growth capital.

Marketing, Licensing & Promotion

The Company’s portfolio asset, PVI strives to establish brand objectives, identify promotional strategies, and execute publicity and marketing plans to ensure its place in the cultural conversation. The goal is to connect with consumers on a local and national level through advertising, marketing, and strategic alliances, in order to create brand awareness for the Pineapple Express and THC brands. Our publicity and marketing initiatives include specific strategies for national television, billboards, print media (magazines and newspapers), social media, exhibitions at industry trade shows, and local grassroots marketing efforts.

We have developed a pipeline of opportunities and have executed definitive agreements for the following transactions:

On February 12, 2016, the Company acquired the business and assets of THC Parent, the web domain www.thc.com, and the trademark THC®. THC Parent was an operating business since its incorporation in California in 1996, making it one of the first internet-based cannabis related businesses in the nation. The acquisition includes the THC.com URL address, the THC branded clothing line, use of a clothing distribution facility, and the rights to sell clothing, namely T-shirts, hats, beanies, pants, shorts, baseball jerseys, jackets, sweatshirts, polo shirts, and sweat pants displaying the THC trademarked name and logo.

In connection with the THC Merger, Ramsey Salem, the former Chief Executive Officer of THC Parent, joined us as the new Chief Executive Officer of THC in February 2016 and agreed to serve in this position for a period of five years. We acquired the THC business for consideration consisting of (i) a cash payment in the amount of $400,000, (ii) 2,275,133 shares of Common Stock and (iii) a $600,000 note secured by all of the purchased intellectual property that is payable in two equal installments on the 60 day and 90 day anniversaries of closing. The Company has since made these payments and has subsequently paid all amounts due under the purchase agreement on June 22, 2017. The THC Parent shareholders had the option to require the Company to purchase from them up to 1,478,836 shares at a price of $0.68 per share from February 12, 2018 through August 12, 2018; provided, however, that they may only exercise this option if, for a 90 day period, the Company’s stock price is both less than $0.88 and the average daily trading volume is below 50,000. They did attempt to exercise this option, but since the two companies are currently in litigation, the option is pending resolution.

In July 2016, we entered into a licensing agreement with The Sharpe Company (“Sharpe”) to develop brand strategy, positioning, and lifestyle merchandise for the THC brand. In partnership with Sharpe, the Company has updated THC’s catalog of products and added new products. This agreement is no longer in existence and the THC.com website and trademark are being utilized by PVI per the Share Exchange Agreement. The Company currently owes The Sharpe Company $15,375 and the license is now controlled by Pineapple Ventures, Inc.

In May 2017, the Company entered into a transaction whereas it licensed the THC.com website to The Hit Channel, Inc., which has agreed to develop the website and pay an initial licensing fee of $150,000 and enter into a revenue sharing arrangement thereafter, subject to an annual minimum amount guaranteed for the life of the contract. The THC.com website re-launched in the first quarter of 2018. This relationship is no longer in existence and the THC.com website is back in the control of Pineapple Express, Inc.

In May 2017, the Company licensed its THC trademark to Putnam Accessory Group, Inc. (“PAG”), a leading accessory design, product development, production and logistics company for private label and branded fashion. PAG specialize in young men’s, women’s and junior’s headwear, cold weather beanies, scarves, gloves, an array of both fashion and technical bags as well as small accessory items. Established in 1997, PAG is a global organization with multiple office locations: worldwide headquarters in Los Angeles; San Diego, Colorado and Japan showrooms, as well as manufacturing offices located throughout mainland China. The royalty arrangement obligates PAG to pay the Company 12% of sales during an 18-month engagement and also calls for royalty guarantee payments during subsequent renewal terms. This agreement is no longer in existence and the THC trademark is being utilized by PVI for consumer products per the Share Exchange Agreement.

In July 2017, the Company entered into a Patent Assignment Agreement with Sky Island, Inc. for the assignment of the patent of the Top Shelf System, along with the opportunity to sell the Safe Display System. The Company will pay Sky Island, Inc. 30% of the gross sales price of each unit as a royalty payment. If a unit is leased, the Company will pay Sky Island, Inc. 30% of any lease payments made to the Company.

On September 20, 2018, the Company entered into a Website Licensing Agreement with Pineapple Ventures, Inc. Two websites, www.pineappleexpress.com and www.thc.com, are now being used by PVI and Pineapple Express. The Company receives a royalty from all sales made from these websites through the Website Licensing Agreement. This agreement was made non-effective per the Share Exchange Agreement.

Properties

PVI and its affiliates (as mentioned above) require significant real estate to conduct its cannabis cultivation, production and distribution services. The strategy is to lease existing structures to operate its businesses and/or sub-lease to clients for cannabis related purposes following development of the premises to provide the sub-tenant a suitable space for the business purpose.

Beginning in 2019 and as of today, the properties are as follows:

●	9,859 sq ft of leased space in Los Angeles, CA

●	38,850 sq ft of leased space in Chatsworth, CA

●	6,000 sq ft of leased space in Palm Springs, CA

There was space that was going to be leased in Adalanto, CA, but PVI never moved its clients into the space and eventually relocated its Pineapple Park, LLC lessees and project to the new location in Chatsworth, California. The Pineapple Park project of warehouses that were to be leased out to clients was terminated as of December 31, 2017. Pineapple Park LLC signed a mutual release agreement effective December 31, 2018 to terminate each party’s obligations and responsibilities under the Leases and the Parties’ relationship.

On October 12, 2016, Better Business Consultants, Inc.’s, Pineapple Express One, LLC’s (“PE1”), and Pineapple Express Two, LLC’s (“PE2”) rights under a purchase contract with United Pentecostal Church of Desert Hot Springs (“UPCDHS”) to purchase 3.78 acres and existing building structures was terminated by UPCDHS. BBC, PE1, and PE2 were unsuccessful in recouping any of the $1.5 million in costs associated with deposits to UPCDHS towards the acquisition of the parcel, as well as paid and unpaid development costs expended regarding the parcel. BBC, PE1, and PE2 attempted to resolve the matter amicably with UPCDHS and the ultimate acquirer of the parcel, which gained the benefit of the development costs expended by BBC, PE1, and PE2 in improving the value of the parcel as well as the conditional use permit tied to the real estate. As a result, BBC, PE1, and PE2 were sold by us to a related party and our majority shareholder, Jaime Ortega. Mr. Ortega, the new owner of BBC, PE1, and PE2, advised management that he would address the matter with UPCDHS as well as the purchaser of the parcel, and also resolve any debts to vendors that went unpaid, through litigation. As of this date, this action was found to be the culmination of a multiplicity of actions and cross-actions arising from the claims to title relating to certain real property more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, California, 92240-5014 and construction disputes for building projects thereon. BBC, PE1 and PE2 were dismissed from this action and will only be subject to a deficiency judgment, if any, when the property is sold.

On April 5, 2017, the Company entered into a real estate purchase transaction for a 1.26-acre parcel of land in Desert Hot Springs, CA (the “Desert Hot Springs Property”). The Desert Hot Springs Property purchase was finalized on July 24, 2017 for $700,000 and the Company took possession of the Desert Hot Springs Property. In order to finance this purchase, the Company borrowed $700,000 from a related party entity, Sky Island, Inc., controlled by our majority shareholder, Jaime Ortega.

On June 20, 2017, the Desert Hot Springs Property was sold to Hawkeye, LLC in order to reduce a debt owed to them by the Company.

In March 2019, PVI entered into lease agreements related to two new locations, 9367 Cassia Road and 16441 Beaver Road in Adelanto CA, totaling 37,750 SF of rentable warehouse space. PVI and its tenants of these properties never moved in and eventually moved the project to Chatsworth, CA.

Employees

As of December 31, 2018, the Company, excluding its subsidiaries, had one full-time employee and no part-time employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

We have a limited operating history and operate in a new industry, and we may not succeed.

We have a limited operating history and may not succeed. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with manufacturing specialty products and the competitive and regulatory environment in which we operate. For example, the cannabis industry is a new industry that may not succeed, particularly should the Federal government change course and decide to prosecute those dealing in medical or recreational cannabis. In such event, there may not be an adequate market for our products. As a new industry, there are few established players whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in making a decision about whether to invest in the Company.

Potential investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, unexpected problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our new products. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our Common Stock to the point investors may lose their entire investment.

We have incurred significant losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future; our auditors have included in their audit report for the fiscal year ended December 31, 2018 an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have incurred significant net losses in each year since our inception, including net losses of $1,365,141 for the fiscal year ended December 31, 2018, and $1,099,982, $8,596,968 and $1,188,108 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2018, we had an accumulated deficit of $12,250,199. We anticipate incurring additional losses until such time we can generate significant revenues, and/or reduce operating costs. To date, we have generated minimal revenues and have financed our operations exclusively through the sale of our equity and debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a currently reporting publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new business and assets, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit report for the fiscal year ended December 31, 2018 a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $5,340,958 as of December 31, 2018, and to continue as a going concern, is dependent on us generating substantial revenues and/or obtaining adequate capital to fund operating losses until we become profitable. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of our going concern qualification, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Uncertainty of profitability

Our business strategy may result in increased volatility of revenues and earnings. As we will only develop a limited number of products and services at a time, our overall success will depend on a limited number of products and services, which may cause variability and unsteady profits and losses depending on the products and services offered and their market acceptance.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for medical and recreational marijuana. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products and services that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

●	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

●	Our ability to source strong opportunities with sufficient risk adjusted returns.

●	Our ability to manage our capital and liquidity requirements based on changing market conditions generally and changes in the developing legal medical marijuana and recreational marijuana industries.

●	The acceptance of the terms and conditions of our services.

●	The amount and timing of operating and other costs and expenses.

●	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

●	Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

●	Adverse changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

●	Adverse developments in the efforts to legalize marijuana or increased federal enforcement.

●	Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

●	Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

Cannabis remains illegal under federal law.

Cannabis is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under federal law. Even in those jurisdictions in which the use of medical cannabis has been legalized at the state level, its use remains a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of cannabis preempts state laws that legalize its use for medicinal or adult-retail purposes. Strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan.

The previous Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. In furtherance thereof, on August 29, 2013, the Department of Justice provided guidance to all U.S. federal prosecutors with respect to the enforcement of laws regarding cannabis via the publication of a memorandum authored by former US Attorney General James M. Cole (the “Cole Memo”). The Cole Memo stated that enforcement should be focused on eight priorities, which is to prevent: (1) distribution of cannabis to minors; (2) revenue from sale of cannabis to criminal enterprises, gangs and cartels; (3) transfer of cannabis from states where it is legal to states where it is illegal; (4) cannabis activity from being a pretext for trafficking of other illegal drugs or illegal activity; (5) violence of use of firearms in cannabis growth and distribution; (6) drugged driving and adverse public health consequences from cannabis use; (7) growth of cannabis on federal lands; and (8) cannabis possession or use on federal property.

On January 4, 2017, the U.S. Attorney General Jeff Sessions rescinded the Cole Memo and restored the “rule of law.” Such rescission essentially shifts federal policy from the hands-off approach adopted under the Obama administration to allowing federal prosecutors across the U.S. to decide individually how to prioritize resources to crack down on pot possession, distribution and cultivation of the drug in states where it is legal. Furthermore, the Trump administration has previously indicated that it will pursue the enforcement of federal cannabis laws.

While we do not believe our current activities involve those enumerated in the Cole Memo, in light of the rescission of the memo by the current Attorney General, federal prosecutors will now have significant discretion on their interpretation of these priorities, and no assurances can be given that federal prosecutors will agree with our position. We therefore cannot provide assurance that our actions are in full compliance with the Cole Memo or any other state or federal laws or regulations. In addition, there is no guarantee that the current administration will not further change its policy regarding the strict enforcement of federal laws or the eight listed priorities. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws even stronger. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Some of our business activities and the business activities of some of our customers, while believed to be compliant with applicable state law, are illegal under federal law because they violate the Federal Controlled Substances Act. If we or our customers are closed by law enforcement authorities, it will materially and adversely affect our business.

As of December 16, 2019, 33 states and the District of Columbia, Puerto Rico and Guam have passed laws allowing some degree of medical use of cannabis, while eleven of those states and the District of Columbia have also legalized the adult-use of cannabis. However, under United States federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, marketing and transfer of cannabis is illegal. The federal, and in some cases state, law enforcement authorities have frequently closed down dispensaries and investigated and/or closed physician offices that provide medicinal cannabis recommendations. To the extent that we our customers’ dispensary or factory is closed, it will negatively affect our revenue, and to the extent that it prevents or discourages other similar businesses from entering the cannabis industry, our potential customer base would contract, leading to a material negative affect on our business and operations.

The cannabis industry faces strong opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry does not want to cede control of any product that could generate significant revenue. For example, medical cannabis will likely adversely impact the existing market for medicines sold by mainstream pharmaceutical companies that contain active ingredients from cannabis. Furthermore, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis movement. Any inroads the pharmaceutical industry could make in halting or impeding the cannabis industry could have a detrimental impact on our proposed business.

Additionally, we are substantially dependent on continued market acceptance and proliferation of consumers of cannabis, medical marijuana and recreational marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

There is uncertainty regarding the availability of U.S. federal patent and trademark protection.

As long as cannabis remains illegal under U.S. federal law, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third-parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that it will ever obtain any protection of its intellectual property, whether on a federal, state or local level.

There may be a U.S. Food and Drug Administration (“FDA”) risk

If legalization occurs federally, the FDA could impose additional regulations or risks on cannabis.

We could experience difficulty enforcing our contracts.

Due to the nature of our business and the fact that our contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in federal and certain state courts. The inability to enforce any of our contracts could have a material adverse effect on our business, operating results, financial condition or prospects.

We and our customers and clients may have difficulty accessing the service of banks, which may make it difficult for them to operate.

Since the use of cannabis is illegal under federal law, there is a compelling argument that banks cannot accept for deposit funds from businesses involved with cannabis. While the Financial Crimes Enforcement Network (“FinCEN”) has provided guidance to financial institutions on how to provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, the decision to open, close, or refuse accounts and/or relationships are made at the discretion of the banking institution. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us and our clients to operate.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical cannabis laws and regulations are broad in scope and they are subject to evolving interpretations, which could require our licensees to incur substantial costs associated with compliance or to alter one or more of their sales or marketing practices. For example, the rescission of the Cole Memo by U.S. Attorney General Jeff Sessions on January 4, 2018. In addition, violations of these laws, or allegations of such violations, could disrupt our license business and result in a material adverse effect on our revenues under our license agreements, which would negatively affect our profitability and financial condition.

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to us and our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our business model to meet new standards, the recall or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

We may not obtain the required state and local licenses required to conduct our business.

Where applicable, we apply for state and/or licenses that are necessary to conduct our business in compliance with local laws. While we are not required to obtain governmental approval in connection with providing the services we offer or for manufacturing the products we sell, establishing an operating dispensary requires governmental approval, usually at the local and state level. Such approval is obtained through a complex licensing process that is newly adopted by the states in almost all cases, which we monitor on behalf of our clients. If we are not granted necessary licenses by the relevant governing bodies, it could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to complex laws and regulations, including environmental laws and regulations, which can adversely affect the cost, manner and feasibility of doing business.

We are subject to complex laws and regulations, including environmental laws and regulations, which can adversely affect the cost, manner and feasibility of doing business.

The operations and facilities of our facilities will be subject to extensive federal, state and local laws and regulations relating to the growth of cannabis and the manufacture and distribution of products containing cannabis (and/or its psychoactive compound, THC). Such existing laws or regulations regarding cannabis and its psychoactive compound, as currently interpreted or reinterpreted in the future, or future laws or regulations, may adversely affect our businesses and sales. Consequently, our revenues would thereby decrease, which may have a material adverse effect on our results of operations.

Ordinary and necessary business deduction other than the cost of goods sold are disallowed by the Internal Revenue Service for Cannabis companies under the Internal Revenue Code (the “IRC”) Section 280E.

IRC Section 280E prohibits our businesses from deducting ordinary and necessary business expenses pertaining to cannabis sale, forcing the Company to contend with higher effective federal tax rates than similar companies in other industries. This onerous tax burden significantly impacts the profitability of the Company and may make the pricing of its products less competitive.

If no additional states allow the medicinal or adult-retail use of cannabis, or if one or more states that currently allow it reverse their position, we may not be able to continue our growth, or the market for our products and services may decline.

As of December 16, 2019, 33 states and the District of Columbia, Guam and Puerto Rico have passed laws allowing some degree of medical use of cannabis, while eleven of those states and the District of Columbia have also legalized the adult-use of cannabis. There can be no assurance that number of states that allow the use of medicinal and recreational cannabis will grow, and if it does not, there can be no assurance that the 33 existing states and/or the District of Columbia will not reverse their position and make medicinal and recreational cannabis illegal again. If either of these things happens, then not only will the growth of our business be materially impacted, but we may experience declining revenue as the market for our products and services declines.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the startup nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

Our industry is highly competitive and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

The success of our new and existing partnerships, products, and services is uncertain, and large resources may be required to sustain our current business model.

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing partnership, product, and service enhancements as well as new partnerships, products and services. These partnerships, products and services are relatively new and untested, and we cannot assure you that we will achieve market acceptance for these partnerships, products, and services, or other new partnerships, products and services that we may offer in the future. Moreover, these and other new partnerships, products and services may be subject to significant competition with offerings by new and existing competitors in our sector. In addition, new partnerships, products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new partnerships, products, services or enhancements could seriously harm our business, financial condition and results of operations.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our products and our licensees’, lessee’s, or tenant’s products by consumers. Although we believe that the use of cannabis in the United States is gaining stronger consumer acceptance, we cannot predict the future growth rate and size of this market.

If we fail to successfully introduce new partnerships or products, we may lose market position.

New partnerships, products, and product improvements, and line extensions will be an important factor in our sales growth. If we fail to identify emerging consumer and technological trends, to maintain and improve the competitiveness of our existing partnerships and products or to successfully introduce new products on a timely basis, we may lose market position. Continued business development, product development, and marketing efforts have all the risks inherent in the development of new partnerships, products, and line extensions, including development delays, the failure of new partnerships, products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of Matthew Feinstein, our Chief Financial Officer, Shawn Credle, our CEO, and Joshua Eisenberg, our COO. The loss of Mr. Feinstein, Mr. Credle, or Mr. Eisenberg, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate Mr. Feinstein, Mr. Credle, and Mr. Eisenberg as well as other personnel, through competitive cash and equity compensation, but there can be no assurance that these programs will allow us to retain key personnel or hire new key personnel. As a result, if any member of our key personnel were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. Mr. Feinstein is the only key person that we were dependent upon on December 31, 2018. Mr. Credle and Mr. Eisenberg were brought into the Company after December 31, 2018.

Our services have never been provided on a mass market commercial basis, and we do not know whether they will be accepted by the market.

The market for cannabis products is at a relatively early stage of development and the extent to which its use will be widely adopted is uncertain. If our services are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, jurisdictions that have not approved the medicinal and/or adult-retail use of cannabis products may decide not to permit the use of such products. The development of a successful market for our proposed operations and our ability to license our intellectual property and implement our business plan may be affected by a number of factors, many of which are beyond our control. If our proposed operations fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

We may be unable to adequately protect or enforce our patents and proprietary rights.

Our continuing success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, trademarks, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We cannot assure that these patents, trademarks, licenses and other intellectual property arrangements will be held valid if challenged, or that other parties will not claim rights in or ownership of our patent and other proprietary rights. We also cannot assure that our pending patents will be issued. Moreover, patents issued to us or those we license patents from may be circumvented or fail to provide adequate protection.

Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, including as described in the immediately preceding risk factor. For example, see “Item 3. Legal Proceedings” regarding our ongoing and recently resolved litigation. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

Litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming.

We may face lawsuits from time to time alleging that our intellectual property infringes on third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property. For example, the Company has a similar name as a 2008 motion picture produced by Columbia Pictures and distributed by Sony Pictures. On November 13, 2015, a letter from Sony Pictures Entertainment, Inc. was sent to the company stating that it had come to their attention that our company’s marketing website, pineappleexpress.com included reference to the Columbia motion picture entitled “Pineapple Express”.  Sony Pictures asked us to not reference their motion picture because it may mislead the public into a false association of our entity and the Picture.  The asked us to remove all references to the Picture and any other intercessional property elements associated with the Picture from our website and refrain from using any references in any other materials or mediums.  The Company immediately took off all motion picture references of the motion picture from its website and has never and does not intend to include reference of the motion picture in its marketing materials.

If we become involved in litigation, we may incur substantial expense defending these claims and the proceedings may divert the attention of management, even if we prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

If we are deemed an investment company under the Investment Company Act, applicable restrictions could have an adverse effect on our business.

The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe that we have conducted our business in a manner that does not result in being characterized as an “investment company” under the Investment Company Act because we are primarily engaged in a non-investment company business. Although a portion of our assets may constitute investments in non-controlled entities, namely our subsidiary, PEC, provided capital to canna-related business clientele, we believe that we are not an investment company as defined by the Investment Company Act. While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. To avoid such a determination, we may be required to conduct our business in a manner that does not subject us to the requirements of the Investment Company Act, which could have an adverse effect on our business. For example, we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets.

Risks Relating to our Cannabis Development Project

We may not find enough quality tenants to occupy the cultivation complex and even if we do, we may not be able to enter into agreements with them on terms favorable to us or at all.

While we believe that there is enough interest from individuals and entities for us to find reputable and successful tenants, we will need to market to these potential persons and companies and enter into arrangements with them to successfully sublease the entire building we have leased in Adelanto, CA. While we mitigate some risk, we will still incur upfront costs that require capital commitments by the Company. The success of our business model is premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced.

Our tenants may not be able to successfully execute their respective business strategies and may not be able to meet their lease obligations or avoid defaults.

We will depend on rental income from tenants for a significant portion of our revenues. Our financial performance would be adversely affected if a significant number of our tenants fail to meet their lease obligations. We expect our tenants to be successful not only in growing marijuana, but also in developing and marketing their products and successfully executing their business strategies. Should they be unable to grow marijuana or to distribute their products, or if their businesses are not profitable, they may not be able to make their scheduled lease payments and default on their obligations.

The Cities of Los Angeles’, Chatsworth’s and Palm Springs’ laws and regulations may change.

While PVI and its affiliates have leased buildings whereby cannabis activities are currently able to be permitted, changes to the City’s applicable laws and regulations or the permitting process may impact PVI’s and its affiliates ability to expand the permits to new tenants. Alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations.

Damage from catastrophic weather and other natural events and climate change could result in losses to our Company.

Our buildings and land are susceptible to natural disaster type of events that could interrupt and halt our tenant’s ability to grow and cultivate marijuana. They are located in areas that may experience catastrophic weather and other natural events from time to time, including fires, windstorms or hurricanes, earthquakes, flooding or other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

We May Face Possible Agricultural Risks

Cultivation hasn’t become operational yet, but when it does, there are risks such as there may be bad crops if not handled correctly by the cultivators.

Risks Relating to our Acquisition of THC

We may experience litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming.

Our plans to expand our product offerings and sales channels might not be successful, and implementation of these plans might divert our operational, managerial and administrative resources, which could impact our competitive position.

Our success and the planned growth and expansion of our business depend on our products and services achieving greater and broader acceptance, resulting in a larger customer base, and on the expansion of our operations into new markets. However, there can be no assurance that customers will purchase our products and/or services, or that we will be able to continually expand our customer base. Additionally, if we are unable to effectively market or expand our product and/or service offerings, we will be unable to grow and expand our business or implement our business strategy.

Our ability to grow our existing brand and develop or identify new growth opportunities depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. These plans involve various risks discussed elsewhere in these risk factors, including:

●	implementation of these plans may be delayed or may not be successful;

●	if our expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease; and

●	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, our ability to successfully carry out our plans to expand our product offerings may be affected by, among other things, laws and regulations pertaining to cannabis use, economic and competitive conditions, changes in consumer spending patterns and consumer preferences, and fashion trends. Our expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our revenue and profitability.

A disruption in information technology infrastructure may interrupt operations and effect the Company and its investors

PVI depends on information systems to operate their business, including websites, process transactions, respond to customer inquiries, manage inventory and production, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. PVI may experience operational problems with their information systems as a result of system failures, viruses, computer “hackers” or other causes.

Any material disruption or slowdown of PVI systems could cause information, including data related to customer orders, to be lost or delayed, delays in the delivery of merchandise to our stores and customers or lost sales.

Moreover, PVI may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers.

A failure in our online retail operations could significantly disrupt PVI’s business and lead to reduced sales and reputational damage.

PVI’s online retail operations account for a significant portion of the Company’s income and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

●	changes in consumer preferences and buying trends relating to internet usage;

●	changes in required technology interfaces;

●	website downtime; and

●	risks related to the failure of the systems that operate the web sites and their related support systems, including computer viruses, theft of customer information, telecommunication failures and electronic break-ins and similar disruptions.

PVI’s failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand’s reputation.

Failure to protect the integrity and security of our information systems and our customers’ information could materially adversely affect our results of operations, damage our reputation and expose us to litigation.

Sales through PVI’s website operations, and sales through our THC.com e-commerce website, involve the collection, storage and transmission of customers’ credit card information and personal identification data, as well as employee information and non-public company data. The costs associated with maintaining the security of such information, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud or a malicious breach of our information systems, could materially adversely affect our results of operations. If the security of the customer data stored on our servers or transmitted by our network is breached, our reputation could be materially adversely affected, which could negatively impact our sales results, and we could be subject to litigation. To date, we have not experienced any security breaches.

We may be required to recognize impairment charges that could materially affect our results of operations.

We assess our goodwill and other intangible assets, and our other long-lived assets as and when required by accounting principles generally accepted in the United States (“GAAP”) to determine whether they are impaired. If they are impaired, we would record appropriate impairment charges. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our results of operations could be materially adversely affected.

Risks Relating to our Interest in PVI

The inability to successfully integrate the PVI business could result in the incurrence of substantial costs to address the problems and issues encountered.

Our future success depends on PVI’s ability to grow and expand their customer base. PVI’s failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth has been derived from licensing intellectual property and our portfolio of income generating assets. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

If we incur substantial liability from litigation, complaints, or enforcement actions resulting from misconduct by our distributors, our financial condition could suffer. We will require that our distributors comply with applicable law and with our policies and procedures. Although we will use various means to address misconduct by our distributors, including maintaining these policies and procedures to govern the conduct of our distributors and conducting training seminars, it will still be difficult to detect and correct all instances of misconduct. Violations of applicable law or our policies and procedures by our distributors could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our distributors. and could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability and growth prospects. As we are currently in the process of implementing our direct sales distributor program, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding distributor misconduct by any federal, state or foreign regulatory authority.

Our future manufacturers could fail to fulfill our orders for products, which would disrupt our business, increase our costs, harm our reputation and potentially cause us to lose our market.

We may depend on contract manufacturers in the future to produce our products. These manufacturers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the units on a timely basis. Our manufacturers may also have to obtain inventories of the necessary parts and tools for production. Any change in manufacturers to resolve production issues could disrupt our ability to fulfill orders. Any change in manufacturers to resolve production issues could also disrupt our business due to delays in finding new manufacturers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders would harm our reputation and would potentially cause us to lose our market.

Our industry is subject to intense competition.

The Company has entered the cannabis distribution business as a result of the PVI share exchange. There is potential that PVI will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the PVI.

Because of the early stage of the industry in which the PVI operates, the Company expects to face additional competition from new entrants. To become and remain competitive, PVI will require research and development, marketing, sales and support. PVI may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

As well, the legal landscape for medical and recreational marijuana is changing internationally. More countries have passed laws that allow for the production and distribution of medical marijuana in some form or another. We have some international partnerships in place, which may be affected if more countries legalize medical marijuana. Increased international competition might lower the demand for our products on a global scale.

New well-capitalized entrants into our industry may develop large-scale operations which will make it difficult for our business to compete and remain profitable.

Currently, the marijuana industry generally is comprised of individuals and small to medium-sized entities, however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the medical marijuana industry. While the trend in most state laws and regulations seemingly deters this type of takeover, this industry remains quite nascent, so what the landscape will be in the future remains largely unknown, which in itself is a risk.

Our proposed business plan is subject to all business risks associated with new business enterprises, including the absence of any significant operating history upon which to evaluate an investment. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new strategy and the competitive environment in which the Company will operate. It is possible that the Company will incur losses in the future. There is no guarantee that the Company will be profitable.

Risks Related to Ownership of Our Common Stock

The OTC Markets Group identified our common stock with a caveat emptor.

Prior to April 28, 2016, our common stock was quoted on the OTC Pink Marketplace. On April 28, 2016 the SEC suspended the trading of our Common Stock due to irregular market activity. It is management’s belief that such activity was spawned by news of a public figure investing into the Company. The trading suspension ended on May 11, 2016 but a broker must also file a Form 15c2-11 with FINRA that must be approved before our Common Stock can be eligible to resume quotation on the OTC Pink Marketplace. As of the date hereof, no broker has filed a Form 15c2-11 and as a result, our common stock trades on the OTC Grey Market.

On March 31, 2016, the OTC Markets Group identified our securities with a caveat emptor symbol due to trading activity that caused our stock price to rise from a low of $10.10 on March 24, 2016 to a high of $42.38 on March 31, 2016.The caveat emptor symbol is intended to inform investors that there may be reason to exercise additional care and perform thorough due diligence in making investment decisions in an issuer.

We anticipate that a broker will file a Form 15c2-11 and that such form will be approved and that the caveat emptor will be removed in the first half of 2020. Should the OTC Markets Group refuse to remove the caveat emptor symbol, our common stock may never be able to transition from the OTC Grey Market, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our stock price may be subject to increased volatility, making it difficult or impossible for you to resell shares of our common stock.

Due to our connection to the cannabis industry, there can be no assurance that our shares of common stock will ever be approved for listing on a national securities exchange.

Currently, shares of our common stock are traded on the OTC Grey Market and are not listed on any national securities exchange, such as the New York Stock Exchange or the NASDAQ Stock Market. Even if we desire to have our shares listed on a national securities exchange, the fact that our business is associated with the use of cannabis, the legal status of which is uncertain in some states and at the federal level, may make any efforts to become listed on a securities exchange more problematic as we believe national exchanges may be reluctant to list shares of companies whose business is associated with the recreational use of cannabis. While we plan to work with NASDAQ or other exchanges in an attempt to change their views of responsible cannabis related businesses, there can be no assurance that our common stock will ever be listed on NASDAQ or any other national securities exchange. As a result, our common stock may never develop an active trading market which may limit our investors’ ability to liquidate their investments or cause our stock price to be particularly volatile.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange, our common stock may only trade on one of the OTC Markets (if we are successful in applying to trade on such marketplaces) or on the OTC Grey Market. In those markets, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC reporting regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock and one may never develop. Our common stock is currently traded on the OTC Grey Market. The OTC Grey Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the requirements to be quoted on the OTC Markets or satisfy the listing requirements to be listed on a national securities exchange, which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the quotation or listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges or OTC Markets, or our common stock is otherwise rejected for listing or quotation, and remains traded on the OTC Grey Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any cash dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board of Directors presently intends to follow a policy of retaining earnings, if any.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 500,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.

Being a public company is expensive and administratively burdensome.

As a company whose common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are fully subject to the information and reporting requirements of the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management and increases our expenses.

Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any lockup periods or the statutory holding period under Rule 144, or issued upon the conversion of preferred stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

An investment in our securities is speculative and there can be no assurance of any return on any such investment.

An investment in our securities is speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in our Company, including the risk of losing their entire investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Concurrently with the filing of this Annual Report, the Company is responding to comments issued by the SEC in connection with the filing of the Company’s Form 10 filed with the SEC on January 23, 2018.

ITEM 2. PROPERTIES

Our headquarters are located in Los Angeles, California, where we lease office space of 2,149 sqft under a four-year lease effective June 1st, 2016, at a monthly lease amount of approximately $8,000.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, the Company believes that it has valid defenses with respect to the legal matters pending against it and that the ultimate resolution of these matters will not have a materially adverse impact on its financial condition, results of operations, or cash flows. The following is a list of current litigation:

StoryCorp Consulting dba Wells Compliance V. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arose from a dispute over certain unpaid services in the amount of $15,000 under an agreement entered into between the parties in or about January 31, 2019. This matter was filed by the Company’s former outside accounting firm when the Company chose to move forward with another service provide. A settlement agreement was signed and the matter was resolved amicably for $7,500.

Sharper V. Pineapple Express, Inc.

Subject action arises from a service agreement executed on or about July 19, 2016 for Sharper to serve as the licensing representative for one of the Company’s brands, THC and associated URL, with an end date of December 31, 2016, subject to an option to renew upon terms to be negotiated. Sharper has filed suit on the basis of a purported claim that services were provided for an additional 12 months of service after the end date, for a total claim of 13 months in outstanding monthly fees at the monthly rate of $2,500, for a total claim of $32,500. The Company denied the claims asserted as the service agreement was terminated and option was not exercised, not renewed, nor negotiated for additional term. An arbitration was held on August 28th, 2019 and the Company was notified on September 27, 2019 that Sharper was awarded $15,375 in the arbitration.

Russ Schamun V. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. A hearing was held on August 23, 2019 and judgment was awarded to Russ Schamun. This judgement will be satisfied once Pineapple Express is in a position to satisfy the judgment. Mr. Schamun inadvertently sued the wrong company. His Agreement was with the Company.

Orr Builders, Et. AL V. Pineapple Express, Inc.

This action is the culmination of a multiplicity of actions and cross-actions arising from the claims to title relating to certain real property more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, California 92240-5014 and construction disputes for building projects thereon. Pineapple Express was dismissed from this action and is relieved 100% from this lawsuit.

Ramsey Salem V. Pineapple Express, Inc.

This action arises from the acquisition of the THC.com intellectual property by Pineapple Express from a predecessor in interest entity and its principal owner, Ramsey Salem. Salem claims violations of associated security agreements in licensing the IP by Pineapple Express for the intended purpose of the purchase together with claims arising from exercising certain options that served as part consideration for the acquisition. Pineapple Express opposes any claims of breach and believes that all claims asserted were superseded by operative agreements that were executed for due consideration, in addition to other defenses asserted. The matter proceeded to arbitration and Salem prevailed on certain aspects of their claims. A final award was issued on December 23rd, 2019 by the arbitrator to uphold the exercise of Salem’s put option. A petition to confirm the award is pending the court ruling. Pineapple Express reserves the right to appeal the award if confirmed.

Hawkeye LLC V. Pineapple Express, Inc.

This action arises from a revenue sharing agreement that did not come to fruition related to the 65241 San Jacinto Lane, Desert Hot Springs, California 92240-5014 and construction disputes for building projects thereon. The action has been dismissed and the parties have executed a settlement agreement for the amount of $615,000 which monies remain due and outstanding and are accrued for in the Company’s advances on agreements liability as of December 31, 2018. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sean Cunningham V. Pineapple Express, Inc.

Mr. Cunningham served as the Chief Financial Officer of the Company from approximately July 2016 through early February 2017 when he was terminated for cause, pursuant to his employment agreement. The parties instituted legal proceedings against one another arising from their business relationship, but they mutually dismissed their claims without prejudice. Mr. Cunningham filed separate employment claims with the Labor Board and seeks to enforce a judgment thereon in a related matter in the amount of $56,800. The Company has since come to discover new information that Mr. Cunningham violated the terms of his employment agreement to the detriment of the Company giving rise to additional claims and causes of action. Demands have been made through counsel with litigation to ensue in the event of non-resolution.   There was an approximately $47,000 previous final settlement that was accrued in 2017.

Searock Stafford CM, Inc. V. Pineapple Express, Inc.

Litigation arose for unpaid management fees for construction on a building and land project not secured by Pineapple Express more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, California 92240. All claims were satisfied in full and the parties no longer have a dispute. The final settlement was made in July 2017 for $46,443 which was accrued as of December 31, 2017.

SRFF V. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas the Company’s former SEC counsel claimed approximately $60,000 in legal work that was not paid for. Pineapple Express claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once Pineapple Express is in a position to satisfy the judgment.

The Hit Channel, Inc. Litigation

Our THC.com domain licensee (The Hit Channel) contends that they are not in arrears on payment to the Company for use of the domain for 2018 and 2019. The Company contend that $300,000 is owed per year for each year. Trial is scheduled for Q2 2020. The Company is confident it will be able to reclaim control and use of the domain along with a judgment in the amount of $600,000 at trial against The Hit Channel, Inc.  A Settlement Agreement was entered into on February 10, 2020 and the Company took control of the URL THC.com back from the licensee. The Company has also received www.THCExpress.com from The Hit Channel as part of the Settlement Agreement. The Hit Channel was awarded $40,000 and 555,275 shares of the Company’s restricted common stock as settlement. This amount was determined as the amount that The Hit Channel, Inc. was able to pay back its investors and incurred costs. The Company believes this was less than what future litigation would cost.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTC Grey Market under the ticker symbol “PNPL”. As of December 31, 2018, there were 284 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2017	High	Low
Quarter ended December 31	$0.95	$0.70
Quarter ended September 30	$1.50	$0.75
Quarter ended June 30	$1.80	$0.90
Quarter ended March 31	$2.75	$1.00

2018	High	Low
Quarter ended December 31	$1.45	$0.60
Quarter ended September 30	$1.37	$0.25
Quarter ended June 30	$1.25	$0.80
Quarter ended March 31	$1.65	$0.70

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2017 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuance of Shares

During the fiscal year ended December 31, 2018, we issued an aggregate of 0 shares of our common stock to investors in consideration of an aggregate of $0 as a result of the conversion of unsecured convertible debt.

During the fiscal year ended December 31, 2017, we issued an aggregate of 0 shares of our common stock to investors in consideration of an aggregate of $0 as a result of the conversion of unsecured convertible debt.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. The sales of these securities were made without any general solicitation or advertising.

Issuances of Shares to Employees, Directors, Advisors and Consultants

During the fiscal year ended December 31, 2018, we issued an aggregate of 922,500 shares of our common stock to our employees, directors, advisors and/or consultants. During the fiscal year ended December 31, 2017, we issued an aggregate of 209,000 shares of our common stock to our employees, directors, advisors and/or consultants.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 506 promulgated under Regulation D under the Securities Act, and/or Rule 701 promulgated under the Securities Act as offers and sales of securities under contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ― Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Annual Report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the SEC.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2018 and 2017, and for the years then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern

Our Business

The Company originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. It changed its name to “Helixphere Technologies Inc.” on April 12, 1999 and to “New China Global Inc.” on October 2, 2013. It reincorporated in Wyoming on October 30, 2013 and changed its name to “Globestar Industries” on July 15, 2014. On August 24, 2015, the Company entered into a share exchange agreement with Better Business Consultants, Inc. (“BBC” dba “MJ Business Consultants”), a corporation formed in California on January 29, 2015, all of BBC’s shareholders, and the Company’s majority shareholder (the “Share Exchange”). Pursuant to the Share Exchange, BBC became a wholly owned subsidiary of the Company. Upon consummation of the Share Exchange, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.” BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company.

The Company is based in Los Angeles, California. Through the Company’s operating subsidiary Pineapple Express Consulting, Inc., the Company provides capital to its canna-business clientele, lease real properties to those canna-businesses, and provides consulting and technology to develop, enhance, or expand existing and newly formed infrastructures. The Company intends to create a nationally branded chain of cannabis retail stores under the “Pineapple Express” name, which it intends to be supported by Company-owned cultivation and processing facilities and will feature products from Company-owned manufacturers. The Company currently engages in product licensing, leasing to and investing in existing and new canna-businesses, selling industry specific technology, and providing ancillary support services. The Company believes that its competitive advantages include its wealth of experience, business model, exclusive proprietary technology and intellectual property, and key industry contacts in an industry that is foreign to most. It is the Company’s expectation that these factors will set it apart from most of its competitors.

Subsequent to December 31, 2018, in 2019 the Company entered into a Share Exchange Agreement, as amended (the “PVI Agreement”), with PVI and PVI’s stockholders. In connection with the PVI Agreement, the Company acquired a total of 50,000 shares of PVI’s outstanding capital stock, equaling 50% of the outstanding shares of PVI. This amount was reduced to 40% in January 2020. As a result of the PVI acquisition, the Company entered the cannabis cultivation, production and distribution sector throughout California. The Company has several leased properties that are currently being developed to provide these cannabis-related services.

Year Ended December 31, 2018, as Compared to Year Ended December 31, 2017

Revenue

Revenue from operations for the fiscal year ended December 31, 2018 was $10,000, a decrease of $540,000, or 98%, from $550,000 during the fiscal year ended December 31, 2017. The decrease in revenue was attributable to the completion and/or cancellation of licensing revenue contracts.

Operating Loss from Continuing Operations

Operating loss from continuing operations for the fiscal year ended December 31, 2018 was $983,404, a decrease of $33,003, or 3%, from an operating loss from continuing operations of $1,016,407 during the fiscal year ended December 31, 2017. While both revenue and operating expenses decreased, the decrease in operating expenses was more significant, resulting in a reduction of the operating loss.

General and Administrative

General and administrative expenses for the fiscal year ended December 31, 2018 were $984,776, a decrease of $573,002, or 37%, from $1,557,778 during the fiscal year ended December 31, 2017. The most significant change was the reduction in rent expense in the Pineapple Park entity for its Adelanto property of $390,069. The Company also experienced an overall reduction in general and administrative expenses as a result of a reduction in operations from 2017 to 2018.

Depreciation

Depreciation expense for the fiscal years ended December 31, 2018 and 2017 was $8,628 and $8,629, respectively. This is consistent with the depreciable asset base which did not change from 2017 to 2018.

Other Income/Expenses

During the fiscal year ended December 31, 2018, the Company had total other expenses of $381,737, consisting of a $323,459 gain on the change in fair value of derivative liabilities, net of $129,364 in interest expense, a loss on abandoned projects of $500,000, and a loss on settlement debt of $75,382. During the fiscal year ended December 31, 2017, the Company had other expense of $83,575, consisting of a $136,215 gain on settlement of debt, net of $277,492 in interest expense, and $190,409 in gain from the change in fair value of derivative liabilities.

Net Loss

As a result of the foregoing, we recorded a net loss of $1,365,141 for the fiscal year ended December 31, 2018, as compared to a net loss of $1,099,982 for the fiscal year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had a working capital deficit of $4,335,958, $0 in cash, $5,000 in accounts receivable and a $1,000,000 stock subscription receivable. As of December 31, 2018, our current liabilities included $1,093,535 in accounts payable and accrued liabilities, $310,680 in unearned revenue, $298,719 in accrued interest payable, $1,216,975 in related party notes payable, $39,838 in other notes payable, $802,500 in advances on agreements, $1,000,000 in put option payable, and $70,531 in contingent liabilities. We have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultants and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and 3rd party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

Since December 31, 2018, the Company has utilized cash of $408,660, all of which came in the form of related party on demand loans. We intend to continue raising additional capital through related party loans. Additionally, in 2020 we are planning to have its common stock quoted on the OTC Markets, upon which we plan to raise money through issuances of debt and/or equity securities in private placements to accredited investors. There can be no assurance that these funds will be available on terms acceptable to us, if at all, or will be sufficient to enable us to fully complete our development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead and operations, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Our consolidated financial statements included elsewhere in this Annual Report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $13,250,199 at December 31, 2018 and had a net loss of $1,365,141 and utilized net cash of $267,921 in operating activities during the year ended December 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended December 31, 2018 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included elsewhere in this Annual Report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Based on our management’s estimates and expectation to continue to receive short-term debt funding from a related party on as needed basis, we believe that current funds on hand and proceeds of such loans will be sufficient for us to continue operations through the year ending December 31, 2020 and beyond through March 31, 2021. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business; however, we can give no assurance that any future financing will be available or, if at all, and if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity and/or convertible debt financing.

Operating Activities

During the fiscal year ended December 31, 2018, we used $267,921 of cash in operating activities, primarily as a result of our net loss of $1,365,141, net of non-cash operating expenses of $789,126, including $100,000 in common stock issued for delayed lease obligations, $5,000 in common stock issued for charitable donations, $415,625 in stock-based compensation, depreciation expense of $8,628, a loss on abandoned projects of $500,000, accrual of contingent liabilities of $7,500, and a loss on the settlement of debt of $75,832, net of a $323,459 gain from the change in fair value of derivative liabilities. Operating assets and liabilities increased by $308,094, primarily due to an increase in accounts payable and accrued liabilities of $181,231 and an increase in accrued interest payable of $129,363. During the fiscal year ended December 31, 2017, we used $119,105 of cash in operating activities primarily as a result of our net loss of $1,099,982. During fiscal year 2017, we generated non-cash operating expenses of $133,104. Operating assets and liabilities increased by $847,773, primarily from an increase in accounts payable and accrued liabilities of $228,159, security deposits of $470,680, accrued interest payable of $81,035, stock subscriptions payable of $81,035, and prepaid and other assets of $18,964.

During the fiscal year ended December 31, 2018, we had no cash flows from investing activities. During the fiscal year ended December 31, 2017, we received $93,400 in net cash from investing activities, primarily from $150,000 in proceeds from the sale of an investment.

During the fiscal year ended December 31, 2018, we received $245,746 in cash from financing activities, including $165,746 in proceeds from related party notes payable and $85,000 from the sale of common stock, net of $5,000 in repayments of related party notes payable. During the fiscal year ended December 31, 2017, we received $38,639 in cash from financing activities, including approximately $600,000 from the sale of common stock, $331,000 in proceeds from related party notes payable, and $40,000 in proceeds from notes payable, net of $562,269 in repayments of notes payable, $311,392 in repayments of related party notes payable, and $58,800 in repayment of advances on agreements.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, assessment of legal accruals, valuation of derivative liabilities, the fair value of our stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Stock-based Compensation

The Company periodically issues restricted stock and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for restricted stock and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) where the value of the award is measured on the date of grant and recognized as stock-based compensation expense on the straight-line basis over the vesting period. The Company accounts for restricted stock and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. In certain circumstances where there are no future performance requirements by the non-employee, restricted stock and warrants grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s warrant grants, including the Put Options from the THC transaction, are estimated using the Monte Carlo Simulation model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Monte Carlo Simulation model and based on actual experience. The assumptions used in the Black Monte Carlo Simulation model could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of December 31, 2018 and 2017, there were no outstanding warrants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Pineapple Express, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pineapple Express, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Pineapple Express, Inc. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Pineapple Express, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Pineapple Express, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Notes 1 and 6 to the financial statements, the Company purchased land through a related party and entered into other significant transactions with related parties resulting in related party notes payable. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these transactions were among wholly unrelated parties.

We have served as Pineapple Express’ auditor since 2019.

Irvine, CA

March 31, 2020

Pineapple Express, Inc.

Consolidated Balance Sheets

	2018	2017
Assets
Current Assets
Cash	$-	$22,175
Accounts receivable	5,000	-
Stock subscription receivable	1,000,000	-
Total Current Assets	1,005,000	22,175

Property and equipment (net of depreciation)	30,407	739,035

Other Assets:
Deposits	7,944	7,944
Total Other Assets	7,944	7,944
Total Assets	$1,043,351	$769,154

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$1,093,535	$970,893
Accrued interest payable	298,719	169,356
Stock subscriptions payable	37,500	158,750
Unearned revenue	310,680	160,680
Security deposits	470,680	470,680
Notes payable, related party	1,216,975	1,169,608
Notes payable	39,838	39,838
Advances on agreements	802,500	904,700
Derivative liabilities	-	323,459
Put option payable	1,000,000	-
Contingent liabilities	70,531	63,031
Total Current Liabilities	5,340,958	4,430,995
Total Liabilities	5,340,958	4,430,995

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 65,862,925 and 64,220,425 shares issued and outstanding, respectively	6	6
Additional paid-in-capital	7,952,586	7,223,211
Accumulated deficit	(12,250,199)	(10,885,058)
Total Stockholders’ Deficit	(4,297,607)	(3,661,841)
Total Liabilities and Stockholders’ Deficit	$1,043,351	$769,154

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple Express, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Revenue	$10,000	$550,000

Operating Expenses
General and administrative	984,776	1,557,778
Depreciation	8,628	8,629
Total Operating Expenses	993,404	1,566,407

Operating loss	(983,404)	(1,016,407)

Other (Income)/Expenses
Interest expense	129,364	277,492
Change in fair value of derivative liabilities	(323,459)	(190,409)
(Gain) loss on settlement of debt	75,832	(136,215)
Loss on abandoned projects	500,000	176,600
Gain on sale of investment	-	(43,893)
Total Other (Income)/Expenses	(381,737)	83,575

Loss from operations before taxes	(1,365,141)	(1,099,982)

Provision for income taxes	-	-

Net Loss	$(1,365,141)	$(1,099,982)

Net loss per share – basic and diluted	$(0.02)	$(0.02)

Weighted average common shares – basic and diluted	64,731,914	63,596,154

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple Express, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional		Total
	Shares	Amount	Paid-in- Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2017	62,366,425	$6	$5,594,698	$(9,785,076)	$(4,190,372)
Sale of common stock	1,645,000	-	645,000	-	645,000
Stock-based compensation	209,000	-	142,000	-	142,000
Gain on sale of subsidiary to entity under common control	-	-	841,513	-	841,513
Net loss	-	-	-	(1,099,982)	(1,099,982)
Balance as of December 31, 2017	64,220,425	$6	$7,223,211	$(10,885,058)	$(3,661,841)

Balance as of January 1, 2018	64,220,425	$6	$7,223,211	$(10,885,058)	$(3,661,841)
Sale of common stock	510,000	-	165,000	-	165,000
Stock-based compensation	922,500	-	459,375	-	459,375
Shares issued for delayed lease obligations	200,000	-	100,000	-	100,000
Charitable donations	10,000	-	5,000	-	5,000
Net loss	-	-	-	(1,365,141)	(1,365,141)
Balance as of December 31, 2018	65,862,925	$6	$7,952,586	$(12,250,199)	$(4,297,607)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pineapple Express, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net loss	$(1,365,141)	$(1,099,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,628	8,629
Loss on abandoned projects	500,000	176,600
Gain on sale of investment	-	(43,893)
(Gain) loss on settlement of debt	75,832	(136,215)
Amortization of deferred finance cost	-	44,865
Note payable default fee	-	4,746
Change in fair value of derivatives liabilities	(323,459)	(190,409)
Accrual of contingent liabilities	7,500	63,031
Stock-based compensation	415,625	205,750
Common stock issued for delayed lease obligations	100,000	-
Common stock issued for charitable donations	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	7,755
Prepaid and other assets	-	18,964
Accounts payable and accrued liabilities	181,231	228,159
Accrued interest payable	129,363	81,035
Stock subscriptions payable	2,500	75,000
Unearned revenue	-	(33,820)
Security deposits	-	470,680
Net cash used in operating activities	(267,921)	(119,105)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(56,600)
Proceeds from the sale of investment		150,000
Net cash provided by investing activities	-	93,400

Cash Flows from Financing Activities
Proceeds from related party notes payable	165,746	331,000
Repayments of related party notes payable	(5,000)	(311,392)
Proceeds from notes payable	-	40,100
Repayment of notes payable	-	(562,269)
Repayments of advances on agreements	-	(58,800)
Proceeds from sale of common stock	85,000	600,000
Net cash provided by financing activities	245,746	38,639

Net change in cash	(22,175)	12,934

Cash, beginning of year	22,175	9,241

Cash, end of year	$-	$22,175

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple Express, Inc.

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Supplemental Disclosures of Cash Flow Information

Cash paid for interest:	$-	$141,222
Cash paid for taxes:	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Leasehold improvements in accounts payable and accrued liabilities	$-	$20,000
Purchase of land through related party note payable	$-	$700,000
Acquisition of Pineapple Park, LLC and security deposit for lease adjusted to related party note payable	$-	$100,000
Accounts payable and accrued liabilities adjusted to related party note payable	$36,621	$-
Deferred revenue adjusted to related party note payable	$150,000	$194,500
Reduction in advances on agreement in exchange for land	$200,000	$-
Common stock issued for prior year subscriptions	$206,250	$45,000
Gain on sale of subsidiary to entity under common control	$-	$841,513
Accrual for repurchase of common stock	$1,000,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple Express, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 1 – Description of Business

Pineapple Express, Inc. (“Pineapple Express” or the “Company”) was originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. On April 12, 1999, the Company changed its name to “Helixphere Technologies Inc.”. On September 19, 2013, the Company changed its name to “New China Global Inc.”.

On October 30, 2013, the Company filed its Articles of Continuance with the Secretary of State of Wyoming pursuant to which the Company was re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries”.

On August 24, 2015, the Company entered into a Share Exchange Agreement (the “Agreement) with Better Business Consultants, Inc. (“BBC”), a corporation incorporated under the laws of California on January 29, 2015, and Shane Oei, a majority shareholder of the Company at the time. Pursuant to the terms of the Agreement, BBC shareholders exchanged all of the issued and outstanding capital of BBC for an aggregate of 50,000,000 newly and duly issued, fully paid and non-assessable shares of common stock of the Company. Upon closing, BBC became a wholly-owned subsidiary of the Company. In addition, Mr. Oei and Gary Stockport, another former shareholder of the Company at the time, cancelled 100,000,000 and 500,000 shares of the Company’s common stock, respectively, in connection with the Agreement. As the owners and management of BBC obtained voting and operating control of the Company after the share exchange and Globestar Industries was non-operating, the transaction was accounted for as a recapitalization of BBC, accompanied by the exchange of previously issued common stock for outstanding common stock of Globestar Industries, which was recorded at a nominal value. Upon consummation of the Share Exchange Agreement, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company.

On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.” The Company’s name has no relation to the 2008 motion picture produced by Columbia Pictures.

On February 12, 2016, the Company entered into an Agreement of Merger to acquire all of the assets and assume several liabilities of THC Industries, Inc., a California corporation (“THC Parent”), through a two-step merger (the “THC Merger”) by and among the Company, THC Parent, the Company’s wholly owned subsidiary THC Industries, LLC, a California limited liability company (“THC”), and the Company’s former wholly owned subsidiary THCMergerCo., Inc., a California corporation. In June 2016, the Company began to anticipate significant difficulties in monetizing the value of the acquired intangible assets and recorded an impairment of those assets.

On August 5, 2016, the Company entered into a Forbearance Agreement with THC Industries, Inc. because of late payments. This sparked a temporary foreclosure of assets. On March 23rd, 2017, the Company entered into a Standstill and Waiver Agreement with THC Industries, Inc. because of additional late payments On June 22, 2017, the Company successfully completed the conditions of the Standstill and Waiver Agreement signed between the parties on March 27, 2017. The Company made its payments and completed its conditions in full for the Forbearance Agreement. The Company gained back control of the assets relative to the purchase transaction.

On March 14, 2017, the Company entered into a Share Purchase Agreement to sell BBC and its three wholly owned subsidiaries, Pineapple Express One LLC, Pineapple Express Two LLC, and Pineapple Property Investments, LLC to a related party, Jaime Ortega, in exchange for Mr. Ortega forgiving a debt of $10,000 owed to Sky Island, Inc, a related party of the Company owned by Mr. Ortega, so that Mr. Ortega can fund and prosecute litigation claims and settle debts for the subsidiaries resulting from unconsummated parcel purchases which the Company feels was purposely circumvented by third parties involved in those transactions. Mr. Ortega, as an interested party, took these steps so the Company’s claims can be addressed against the parties at fault without negatively impacting or distracting the Company. See Note 12 for additional details on the terms of the Share Purchase Agreement. The sale of BBC and its subsidiaries also included the transfer of liabilities owed by those entities. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, as this subsidiary was sold to an entity under common control of the Company, the $831,513 in liabilities transferred, net of $10,000 in consideration received, has been recorded as an increase to the Company’s additional paid-in-capital equity account. On January 27, 2018, the Company completed the sale of Pineapple Express One LLC, Pineapple Express Two LLC and Pineapple Property Investments, LLC to Mr. Ortega.

On April 7, 2017, Orr Builders, Prest-Vuksic Architects, Inc. and MSA Consulting, Inc. (all California corporations), as Plaintiffs, filed a complaint upon the Company, including subsidiaries Pineapple Express One LLC, Better Business Consultants Inc., and MJ Business Consultants; Clonenetics Laboratories Cooperative, Inc.; United Pentecostal Church; and Healing Nature, LLC; within the Superior Court of the State of California for the County of Riverside, Case No. PSC 1700746 (hereinafter referred to as the “Lead Case”), and a related and consolidated Case No. PSC1702268, alleging, among other things: (i) breaches of contracts related to the DHS Project/Pineapple Park in the amount of $1,250,000, (ii) foreclosure of mechanics’ lien, (iii) negligent misrepresentation, and (iii) unjust enrichment (against United Pentecostal Church only). The Company was not a named defendant in this action.  In 2019, the land (which was leased by the Company and sold to a third party) and warehouse (which was being built for the Company, yet completed by the third party) at 65241 San Jacinto Lane in Desert Hot Springs, CA, were ordered sold by way of judgment and the plaintiffs were entitled to recovery. Pineapple Express, Inc. and its subsidiaries were dismissed from this action and will only be subject to a deficiency judgment, if any, when the property is sold.

On March 16, 2017, the Company formed Pineapple Express Consulting, Inc. (“PEC”) as a wholly-owned subsidiary. On August 3, 2017, a letter of intent (“LOI”) was entered into between PEC and Sky Island, Inc., whereby all the assets of Pineapple Park, LLC, a California limited liability company controlled by Sky Island, Inc. holding lease deposits, were to be transferred through a related party transfer to PEC. On December 1, 2017, the Pineapple Park project of warehouses that were to be leased out to clients was terminated. Effective December 31, 2018, Pineapple Park, LLC pulled out of this project and signed a mutual release agreement for all lessees and Pineapple Park, LLC to terminate each party’s obligations and responsibilities under the Leases and the Parties’ relationship.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (the “SEC”).

Basis of Consolidation

The consolidated financial statements include the accounts of Pineapple Express, Inc. and its wholly-owned subsidiaries, THC Industries, LLC and Pineapple Express Consulting, Inc., doing business as Pineapple Express, Inc. Intercompany accounts and transactions have been eliminated.

The Company’s consolidated subsidiaries and/or entities were as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
THC Industries, LLC	California	12/23/2015 (formed) 2/16/2016 (acquired by us)	100%

Pineapple Express Consulting, Inc.	California	3/16/2017	100%

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, assessment of legal accruals, valuation of derivative liabilities, the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018. The guidance clarified the principles for recognizing revenue and developed a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company adopted the provisions of this standard and determined that its adoption has had no impact on its financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company adopted the provisions of this standard and determined that its adoption has had no impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. The guidance further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Upon adoption, the Company will recognize a lease liability and a right-of-use asset for operating leases where it is the lessee, such as ground leases and office and equipment leases. The Company adopted this guidance on January 1, 2019 and determined that its adoption has had no impact on its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory”. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the provisions of this standard and determined that its adoption has had no impact on its financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company adopted the provisions of this standard and determined that its adoption has had no impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the provisions of this standard and determined that its adoption has had no impact on its financial position, results of operations or cash flows.

In February 2017, the FASB has issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. The Company adopted the provisions of this standard and determined that its adoption has had no impact on its financial position, results of operations or cash flows.

In January 2017, the FASB has issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this new standard on January 1, 2018 and determined that its adoption has had no impact on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2018, and 2017, the Company had no cash balances in excess of FDIC insured limits.

Property and Equipment

Property and equipment consist of furniture and fixtures, office equipment and software. They are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the classes of property and equipment are as follows:

Office equipment and software	5 years
Furniture and fixtures	7 years
Leasehold improvements	5 years

Deposits

Deposits consist of security deposits maintained with lessors for the Company’s facility leases.

Fair Value of Financial Instruments

The Company follows the FASB ASC for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB ASC establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

Stock-based Compensation

The Company periodically issues restricted stock and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for restricted stock and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as stock-based compensation expense on the straight-line basis over the vesting period. The Company accounts for restricted stock and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. In certain circumstances where there are no future performance requirements by the non-employee, restricted stock and warrants grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s warrant grants, including the Put Options from the THC transaction, are estimated using the Monte Carlo Simulation models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Monte Carlo Simulation model and based on actual experience. The assumptions used in the Monte Carlo Simulation model could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of December 31, 2018 and 2017, there were no outstanding warrants.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

At December 31, 2018 and 2017, the Company had no warrants outstanding and no shares issuable for conversion of notes payable.

Advertising/Promotion

The Company’s advertising/promotion costs are expensed as incurred. Advertising/promotion expense for the years ended December 31, 2018 and 2017 were $20,875 and $15,000, respectively.

Revenue Recognition

Effective January 1, 2018, Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). During the year ended December 31, 2017, the Company recognized revenue in accordance with ASC 605, “Revenue Recognition”. Under ASC 606, the Company recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services, net of any variable consideration (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities.

Our service revenues arise from contracts with customers and include consulting related to the licensing, development, and compliance areas of the cannabis business and operational dispensary management. The Company also provides marketing and branding consulting services. We did not identify any costs incurred during the years ended December 31, 2018 and 2017 directly attributable to generating consulting revenue and therefore have not categorized any costs as costs of sales.

We recognize revenue when the following criteria are met:

The parties to the contract have approved the contract and are committed to perform their respective obligations – our customary practice is to obtain written evidence, typically in the form of a contract or purchase order.

Each party’s rights regarding the goods or services have been identified – we have rights to payment when services are completed in accordance with the underlying contract, or for the sale of goods when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations.

The payment terms for the goods or services have been identified – prices are typically fixed, and no price protections or variables are offered.

The contract has commercial substance – our practice is to only enter into contracts that will positively affect our future cash flows.

Collectability is probable – we often require a deposit for all or a portion of the goods or services to be delivered, as well as continually monitoring and evaluating customers’ ability to pay. Payment terms are typically zero to fifteen days within delivery of the good or service.

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain deposits to lessen our risk of non-payment by our customers. Customer deposits are recognized as revenue as we perform under the contract. As of December 31, 2018 and 2017, the Company had a balance of unearned revenue of $310,680 and $160,680, respectively.

Changes to unearned revenue during the years ended December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Unearned revenue, beginning of year	$160,680	$-
Customer deposits received	150,000	160,680
Revenue earned	-	-
Unearned revenue, end of year	$310,680	$160,680

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has a stockholders’ deficit of $12,250,199 at December 31, 2018 and incurred a net loss of $1,365,141 and utilized net cash of $267,921 in operating activities during the fiscal year ended December 31, 2018. The Company has not generated significant revenues and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up-listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the year ended December 31, 2018, the Company raised $165,746 in cash proceeds from the issuance of related party notes, and $85,000 from the sale of common stock.

If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, scale back its current business plan or curtail operations until sufficient additional capital is raised to support further operations.

The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity and/or convertible debt financing.

Note 4 – Property and Equipment

Property and equipment as of December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Furniture and fixtures	$43,152	$43,152
Office equipment and software	12,321	12,321
Land	-	700,000
Subtotal	55,473	755,473
Less accumulated depreciation	(25,066)	(16,438)
Property and equipment, net	$30,407	$739,035

For fiscal years ended December 31, 2018 and 2017, furniture and fixtures and office equipment and software are stated at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 7 years. Land is not depreciated.

Depreciation expense for fiscal years ended December 31, 2018 and 2017 was $8,628 and $8,629, respectively.

During 2017, the Company wrote off $76,600 of leasehold improvements that were not yet placed in service as the related lease was terminated. The $76,600 write-off was recorded as a loss on abandoned projects in the consolidated statement of operations.

During 2018, the Company transferred land with a carrying value of $700,000 for a $200,000 reduction in the advances on agreement liability, resulting in a loss on abandoned projects of $500,000. The land was purchased when the city in which it is located was the only city allowing for cannabis cultivation. Additional cities allowed for cultivation between when the land was purchased and when it was transferred, resulting in a significant devaluation from its original purchase price. See Note 8 for further details on the advances on agreement.

Note 5 – Sale of Investment

In connection with the acquisition of BBC in 2016, the Company acquired an investment in Nature’s Treatment of the Quad Cities, LLC, an Illinois series limited liability company, (“NTI”) with a carrying value of $106,107 at December 31, 2016. During 2017, the Company sold the investment back to a group of the original investors for $150,000, resulting in a gain on the sale of the investment of $43,893.

Note 6 – Notes Payable, Related Party

The Company entered into a series of individual notes with Sky Island, Inc., a wholly-owned entity by our majority shareholder Jaime Ortega, from December 14, 2015 through March 10, 2016 in an amount including principal and interest of $751,000 (the “Prior Notes”) that were cancelled and restructured on March 10, 2016 to a subsequent promissory note (the “1st Subsequent Note”) in an amount of $750,000 after a payment of $1,000. The individual Prior Notes were all due and payable on demand by the holder with an interest rate of 10% per annum, interest of which would be due on the then unpaid principal balance on the last day of each calendar quarter beginning December 31, 2016, with all the remaining principal and interest due and payable in full on December 31, 2021.

The 1st Subsequent Note is due and payable upon demand and bears interest of 6% per annum. If no demand is made, then payments of interest only shall be payable on the unpaid principal amount on the last day of each calendar quarter beginning December 31, 2016, and any and all remaining principal and interest is due in full on December 31, 2021.

On April 5, 2017, the Company entered into a “2nd Subsequent Note” in an amount of $484,000 that cancelled the 1st Subsequent Note. Principal and interest on the 2nd Subsequent Note were all due and payable upon demand by the holder. On April 5, 2017, the Company recorded a Troubled Debt Restructure write-down of $178,500 as a gain on settlement of debt in the statement of operations.

On July 17, 2017, the Company issued an unsecured promissory note to Sky Island for $700,000 to fund the purchase of a parcel of property necessary for the Company’s development projects from an unrelated third party. The note and accrued interest at 10% are due and payable on demand by Sky Island.

Since January 1, 2017 to December 31, 2018, the Company increased the Sky Island promissory notes from a beginning balance of $683,000 to a closing balance of $1,203,271 as a consequence of the following transactions:

Sky Island Transactions January 1, 2017 – December 30, 2018

Date	Transaction	Amounts
January 1, 2017	Beginning Balance	$683,000
March 14, 2017	Proceeds from BBC Sale	(10,000)
March, 2017	Transactions, net of payments	(31,500)
April 5, 2017	Troubled Debt Restructuring	(178,500)
April 6, 2017	Loan to acquire land	700,000
April, 2017	Transactions, net of payments	(60,000)
May, 2017	Transactions, net of payments	10,000
June, 2017	Transactions, net of payments	175,000
July, 2017	Transactions, net of payments	(32,000)
July 12, 2017	Adjustments:
	Verde Industries Construction Deposit	(71,240)
	Dream Project Construction Deposit	(123,260)
August 3, 2017	Adelanto Master Lease Deposit	100,000
August, 2017	Transactions, net of payments	19,500
September, 2017	Transactions, net of payments	20,000
October, 2017	Transactions, net of payments	10,000
November, 2017	Transactions, net of payments	(53,000)
March, 2018	Transactions, net of payments	109,375
April, 2018	Transactions, net of payments	23,250
June, 2018	Transactions, net of payments	2,800
July, 2018	Transactions, net of payments	10,000
September, 2018	Transactions, net of payments	(147,000)
October, 2018	Transactions, net of payments	8,000
November, 2018	Transactions, net of payments	6,000
December, 2018	Transactions, net of payments	32,846
December 31, 2018	Closing Balance	$1,203,271

The promissory note transactions were deemed a related party transaction because Jaime Ortega, Owner/COO/Director of Sky Island, Inc., was a founding shareholder of the Company. During the course of 2016, Mr. Ortega was the designated beneficiary of 30,790,000 shares of the Company common stock held by Sky Island Trust (an entity related to Sky Island, Inc.) that were ultimately sold to him on July 14, 2017, representing 47.9% of the Company’s issued and outstanding common stock, and 1,045,000 shares of the Company held by Mr. Ortega representing 1.7% of the Company’s issued and outstanding stock, collectively an aggregate ownership of 49.6% of the issued and outstanding common stock of the Company as of December 31, 2018.

The total amount of Notes Payable, Related Party as of December 31, 2017 is $1,169,608, which includes $1,158,000 due to Sky Island and $11,608 due to Matt Feinstein, our Director, related to the NTI transaction. As of December 31, 2018, the total amount of Notes Payable, Related Party is $1,216,975, including $1,203,271 due to Sky Island and $13,704 due to Matt Feinstein.

Accrued interest payable on the Sky Island promissory notes as of December 31, 2018 and 2017 was $232,543 and $103,180 respectively. Interest expense of $129,363 and $103,180 was recorded for the years ended December 31, 2018 and 2017, respectively.

Note 7 – Notes Payable

Notes payable are comprised of the following as of December 31, 2018 and December 31, 2017:

Noteholder	Due	Interest Rate	Secured	December 31, 2018	December 31, 2017
Rob Novinger	Demand	0	No	$20,000	$20,000
Kabbage Business Loan	Revolving	0	No	19,838	19,838
Total				$39,838	$39,838

As of December 31, 2018, Rob Novinger has been paid $10,000 against his note with an original balance of $30,000, leaving a balance of $20,000. Since December 31, 2018, the Company has been loaned $5,000 more from Rob Novinger.

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016 for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of December 31, 2018 and 2017 is $27,313, which includes principal of $19,838 and $7,475 of accrued interest for both years. The Company is currently in talks with a collection company to settle this debt.

Note 8 – Advances on Agreements

At December 31, 2018 and 2017, advances on agreements balance consist of the following:

Noteholder	December 31, 2018	December 31, 2017
Investor One and Investor Two	$187,500	$187,500
Investor Three	615,000	717,200
Advances on agreements	$802,500	$904,700

Investor One

On February 16, 2016, the Company entered into a Binding Letter of Intent (“BLOI1”) with Investor One that the Company deems a financing agreement for the purchase of a certain property (APN: 665-030-044), and upon completion of development of the acquired property, subsequently a revenue share agreement for the following considerations: (i) payment by Investor One of $125,000, representing one-half the purchase price of the property, (ii) the Company would repurchase the financed property for $187,500 within one year of the purchase, and (iii) “rent” payments of $3,750/month during the referenced one year period.

During March 2016, the $125,000 in financing from Investor One, in addition to $40,768 from the Company, was deposited in Escrow No.: 7101604737-ST with Chicago Title Company against the purchase of another property (APN: 665-030-043) that was the subject of additional funding by an Investor Two, described below.

Investor Two

On March 18, 2016, the Company entered into a Binding Letter of Intent (“BLOI2”), subsequently amended by a Real Property Purchase and Sale Agreement and Joint Escrow Instructions (“Subsequent Land Purchase Agreement”) dated March 21, 2016, both of which the Company deems a financing agreement for the purchase of a certain property (APN: 665-030-043) for the following considerations: (i) payment by Investor Two of $350,000 of the $515,000 purchase price of the property, (ii) the Company would assign the existing escrow amount of $165,000 to Investor Two, who would close the transaction and take title to the property, (iii) the Company would pay any taxes, fees and other out-of-pocket expenses associated with the transaction, and (iv) the Company would repurchase the property from Investor Two for a price of $500,000 within ninety days of the closing of the transaction.

On March 22, 2016, Investor Two deposited $350,000 into the escrow account referenced above and the transaction closed with title conveyed to Investor Two as required under BLOI2. Subsequent to closing, the Company defaulted under the BLOI2 and the Subsequent Land Purchase Agreement, as it did not reacquire the property in the required ninety days after closing. As a consequence, the Company forfeited the $165,768 that it deposited into the Chicago Title Escrow account referenced above.

Investment Accounting Treatments for Investors One and Two

The escrow agreement closed and Investor Two took title to property. There is no provision in BLOI2, or in the Subsequent Land Purchase Agreement, that would impose any continuing liability on the Company other than the loss of the Company’s escrow deposit.

A continuing liability upon the Company to Investor One, by virtue of BLOI1 having been recorded as a deferred liability, as no terms and conditions were established to characterize the $125,000 investment as a Note Payable. Contrary to Investor Two, the Company acknowledged the additional $62,500 liability provided for under BLOI1 and $187,500 was recorded as “advances on agreements” as a short-term deferred liability on the Company books and records. Additionally, BLOI1 provided for a “rent” payment of $3,750 for a period of twelve months after execution of BLOI1.

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement in the event that, for the period from February 5, 2016 through the three year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, Pineapple Express shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. Both the outstanding amount of $701,000 and the $75,000 penalty assessment were recorded as deferred liabilities effective December 31, 2016. As of December 31, 2017, the outstanding balance is $717,200. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to the lender. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the statement of operations increasing the balance by $97,800 to $615,000 at December 31, 2018, in accordance with a settlement discussed in further detail in Note 12.

Note 9 – Put Obligation Liability

In connection with the THC Merger, the Company granted the THC shareholders an option to require the Company to purchase from them up to 1,478,836 shares of the Company’s common stock at a price of $0.68 per share for the period commencing on the 24-month anniversary of the closing of the THC Merger and ending on the 30-month anniversary of the closing of the THC Merger; provided, however, that they may only exercise this option if the Company’s stock price is below $0.88 and trading volume is below 50,000 a day for a 90-day period. The accounting treatment requires that the Company records the fair value of the put obligation liability as of the inception date and to fair value the put obligation liability as of each subsequent reporting date.

The fair value of the Company’s put options from the THC Merger were estimated using the Monte Carlo Simulation Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Accordingly, the Company, used three (3) comparables in the cannabis industry to determine a volatility range and elected to use our private placement stock price of $0.50 at issuance at December 31, 2017.

The fair value of the described embedded derivative was determined using the Monte Carlo Simulation Model at December 31, 2017, with the following assumptions:

At December 31, 2017
(1) dividend yield of	0%
(2) expected volatility of	150.00%
(3) risk-free interest rate of	1.53%
(4) expected life of	0.61 years
(5) fair value of the Company’s common stock of	$0.50

The put obligation liability on the date of issuance of February 12, 2016 was determined to be $706,616 with the above assumptions and was included in the purchase price of the THC acquisition. As of December 31, 2017, the put obligation liability is recorded on the balance sheet at $323,459. While the 30-month period expired prior to December 31, 2018, the Company is currently in arbitration related to an attempted exercise of the put option, in which the exercise of the put option was upheld by the arbitrator. Based on the Company’s asserted defenses, the Company is appealing the award. However, the Company has recorded a stock subscription receivable and a put option payable liability for the $1,000,000 exercise amount at December 31, 2018 based on the pending award. During the years ended December 31, 2018 and 2017, a net gain of $323,459 and $190,409, respectively, was recorded as a change in fair value of derivative liabilities.

Note 10 – Troubled Debt Restructuring – Sky Island, Inc.

Pursuant to FASB ASC 470-60, the amendments to Promissory Notes made by the Company to Sky Island, Inc. were analyzed under guidance for a troubled debt restructuring (“TDR”). A restructuring of debt constitutes a TDR for accounting purposes if the creditor, for economic or other reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The Sky Island note transaction involved a series of individual note payables starting from December 14, 2015 through March 10, 2016 in an aggregate amount of $751,000 (the “Prior Notes”) that were cancelled and restructured on March 10, 2016 to a subsequent promissory note (the “1st Subsequent Note”) in an amount of $750,000 after a payment of $1,000. The individual Prior Notes were either all due or payable on demand by the election of the holder with an interest rate of 10% per annum. Any unpaid or accrued interest would be due on the then unpaid principal balance on the last day of each calendar quarter beginning December 31, 2016, with all the remaining principal and interest due and payable in full on December 31, 2021. The 1st Subsequent Note dated March 10, 2016 contained these same provisions. (See Note 6 – Notes Payable, Related Party). Thus, the Company noted that the lender did not grant any concession, accordingly, there was no gain on the debt restructuring.

On April 5, 2017, the Company entered into a “2nd Subsequent Note” in an amount of $484,000 that cancelled the 1st Subsequent Note. Principal and interest on the 2nd Subsequent Note were all due and payable upon demand by the holder. On April 5, 2017, the Company recorded a Troubled Debt Restructure write-down of $178,500 which was recorded as a gain on settlement of debt in the statement of operations.

On April 6, 2017, the Company purchased the property parcel APN #665-030-043 from a minority shareholder for $700,000, which purchase was funded by an unsecured promissory note from Sky Island dated July 7, 2017 (the “3rd Subsequent Note”). The 3rd Subsequent Note carries an interest of 10% and the accrued interest and principal are due on demand from Sky Island.

As of December 31, 2018, in addition to the troubled debt restructuring of $178,500, land acquisition of $700,000, and adjustments of $194,500 against deposits made to Sky Island attributable to contracts of the Company, the Company recorded additional unsecured borrowings of $330,271 not covered under a separate promissory note against the note payable leaving a balance of $1,203,271. (See Note 6 above.)

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of December 31, 2018, there were no shares of preferred stock issued and outstanding, and 65,862,925 shares of common stock issued and outstanding.

During the years ended December 31, 2018 and 2017, the Company issued 922,500 and 209,000 shares, respectively, for services valued at $459,375 and $142,000, respectively.

During the years ended December 31, 2018 and 2017, the Company issued 10,000 and 0 shares, respectively, of its common stock for charitable donations valued at $5,000 and $0, respectively.

During the years ended December 31, 2018 and 2017, the Company issued 200,000 and 0 shares, respectively, of its common stock in exchange for delayed lease obligations valued at $100,000 and $0, respectively.

The Company has a stock subscriptions payable balance of $158,750 and $37,500 as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company issued $206,250 and $45,000, respectively, of common stock related to prior year subscriptions.

The value of the issued stock was determined based on the value at which the Company’s stock was sold close to when the services were provided or when the donation occurred.

In March 2017, the Company entered into a Share Purchase Agreement to sell BBC and its subsidiaries to Mr. Ortega in exchange for Mr. Ortega forgiving a debt of $10,000 owed to Sky Island, Inc. In connection with the acquisition, Mr. Ortega also assumed $831,513 in liabilities. The total value of the transaction gain of $841,513 has been recorded as an increase to the Company’s additional paid-in-capital during the year ended December 31, 2017 due to BBC being an entity under common control.

Note 12 – Commitments and Contingencies

From time to time, the Company is party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. The following is a list of current litigation:

Salem, et al. v. Pineapple Express, Inc., et al.

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name www.thc.com, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys ’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019 upholding the Claimants’ exercise of the put option. The Claimants filed a petition to confirm the arbitration award before the Los Angeles Superior Court, in the matter entitled, Pineapple Express v. Salem, bearing LASC Case No. SC129690, set for hearing on April 28, 2020. Respondents are opposing Claimant’s motion. Respondents intend to reserve consideration for any appeal from the final order and any judgment to issue thereon. Based on the pending award, the Company has accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable.

Pineapple Express v. Ramsey Salem

JAMS Arbitration Reference Number: 1220063897 was filed December 4, 2019. This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. The matter is presently pending before JAMS.

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants. Nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020 for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s advances on agreements liability as of December 31, 2018. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.,

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019 pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for as of December 31, 2018 and 2017. An order confirming arbitration award is pending before the Los Angeles Superior Court in the above-entitled matter.

Cunningham v. Pineapple Express, Inc.,

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter on or about June 14, 2019. This was accrued for in the Company’s accounts payable and accrued liabilities as of December 31, 2018 and 2017.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba, ALC was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time is was substituted out as counsel of record in or about June 14, 2019.

The Hit Channel, Inc. v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 19STCV09006 was filed in or about March 14, 2019. This action arose from certain complaint and cross-complaint arising from certain licensing agreement entered into between the parties for the commercial exploitation of the URL and Domain Name THC.com. The matter has since resolved pursuant to the confidential settlement agreement entered into by and between the parties, the licensing agreement has been deemed terminated, and the matter has been dismissed with prejudice by order of the court on February 14, 2020. The Hit Channel was awarded $40,000 and 545,000 shares of Pineapple Express restricted stock as settlement. The Company also received www.THCExpress.com from The Hit Channel as part of the Settlement Agreement. This amount was determined as the amount that The Hit Channel, Inc. was able to pay back its investors and incurred costs. The Company believed this was less than what future litigation would cost. The Company does not have any outstanding liability due to The Hit Channel as of December 31, 2018.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. The parties are currently entering into a settlement agreement so as not to have to go through arbitration.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019 and judgment was awarded to Russ Schamun. This creditor will be satisfied once Pineapple Express is in a position to satisfy the judgment. The $7,500 has been accrued for as of December 31, 2018.

Orr Builders, Et. AL v. Pineapple Express, Inc.

This action is the culmination of a multiplicity of actions and cross-actions arising from the claims to title relating to certain real property more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, California 92240-5014 and construction disputes for building projects thereon. Pineapple Express Inc. and its subsidiaries were dismissed from this action and will only be subject to a deficiency judgment, if any, when the property is sold.

Searock Stafford CM, Inc. v. Pineapple Express, Inc.

Litigation arose for unpaid management fees for construction on a building and land project not secured by Pineapple Express more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, CA California 92240-5014. All claims were satisfied in full and the parties no longer have a dispute. The final settlement was paid in July 2017 for $46,443 which was accrued for in the Company’s accounts payable and accrued liabilities balance as of December 31, 2017.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. Pineapple Express claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, PNPL signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once Pineapple Express is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable balance at December 31, 2017 and 2018.

Note 13 – Income Taxes

The Company utilizes FASB ASC740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carryforwards. Based upon Management’s evaluation, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the benefit derived from net operating loss carryforwards.

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions.

No federal tax provision has been provided for the years ended December 31, 2018 and 2017 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2018 and 2017.

The reconciliation of the federal statutory rate to the effective tax rate is as follows as of December 31, 2018 and 2017:

	2018	2017
U.S. federal statutory tax rate	21.0%	34.0%
State tax, net of federal tax benefit	6.1%	4.9%
Related party interest	(2.8)%	(5.0)%
Change in rates	0.0%	(125.6)%
Change in valuation allowance	(24.3)%	91.9%
Other	0.0%	(0.2)%
Total deferred tax assets	0.0%	0.0%

The principal components of deferred tax assets and liabilities are as follows as of December 31, 2018 and 2017:

	2018	2017
Net operating loss carryforwards	$995,849	$876,665
Stock based compensation	600,246	471,696
Accruals and reserves	1,648,684	1,564,685
Fixed assets	2,185	2,185
Total deferred tax assets	3,246,964	2,915,231
Valuation allowance	(3,246,964)	(2,915,231)
Net deferred tax assets	$-	$-

At December 31, 2018 and 2017, the Company has available net operating loss carryforwards for federal income tax purposes of $3,854,072 and $3,428,165, respectively, and for state income tax purposes of $2,670,456 and $2,244,549, respectively, which expire beginning in 2036.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

For U.S. purposes, the Company has not completed its evaluation of Internal Revenue Code Section 280E, Expenditures in connection with the illegal sale of drugs, No deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted. If IRC 280E, applies to the Company, such expenditures would not be deductible or limited.

Note 14 – Subsequent Events

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “Agreement”) with Pineapple Ventures, Inc., a California corporation (“PVI”), and the stockholders of PVI (the “PVI Stockholders”). Upon execution of the Agreement (the “Closing”), the Company acquired 20,000 shares of PVI’s outstanding capital stock (“PVI Shares”), equaling 20% of the outstanding shares of PVI. In consideration for the PVI Shares, the Company agreed to issue 1,000,000 shares of its Series A Convertible Preferred Stock, $0.0000001 par value per share (“Series A Convertible Preferred Stock”), to the PVI Stockholders. Pursuant to the terms of the Agreement and Amendment No.1 to the Agreement dated June 26, 2019 upon the six-month anniversary of the Agreement (the “Second Closing”), and subject to the conditions to closing set forth in the Agreement, the Company was to acquire an additional 30,000 PVI Shares, equaling 30% of the outstanding shares of PVI, for a total of 50% of the outstanding shares of PVI, in consideration for an additional 1,000,000 shares of Series A Convertible Preferred Stock to be issued to the PVI Stockholders at the time of the Second Closing. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s Common Stock, par value $0.0000001 (the “Common Stock”) in an amount equal to ten (10) shares of Common Stock for each one (1) share of Series A Convertible Preferred Stock. On July 5, 2019, the Company, PVI and the PVI Stockholders, and their respective boards of directors waived the remaining conditions to closing as set forth in the Agreement and ratified and approved the Second Closing.

As a result of the investment in PVI, the Company now has a portfolio asset with which it has entered the cannabis cultivation, production and distribution sector throughout California. PVI has several leased properties that are currently being developed to provide these cannabis-related services. PVI, through its affiliates, has obtained various cannabis-related licenses throughout California.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of Pineapple Ventures, Inc. (“PVI”). Following the consummation of such transaction, the Company is now a 40% owner of PVI.

Subsequent to December 31, 2018, a total of 10,990,000 shares of the Company’s common stock have been issued. A total of 5,000 shares were issued in exchange for $2,500. Another 535,000 shares were issued in exchange for services from certain individuals. Another 1,043,275 shares were issued in exchange for debt reductions and settlements. The remaining 20,000,000 shares were issued to the PVI Stockholders in connection with the Share Exchange Agreement and subsequent agreement with Mr. Ortega noted above.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and has spread around the world, with resulting business and social disruption. The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020. The operations and business results of the company could be materially adversely affected. The extent to which the coronavirus may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the material weaknesses in internal control over financial reporting, described in Management’s Annual Report on Internal Control Over Financial Reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to material weaknesses that existed in our internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2018:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

To remediate our internal control weaknesses, management intends to implement the following measures, as finances allow:

● Adding sufficient accounting personnel or outside consultants to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

● Developing and maintaining adequate written accounting policies and procedures, once additional accounting personnel or outside consultants are engaged.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Notwithstanding the material weaknesses discussed above, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls at December 31, 2018, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of our CEO and the CFO, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages, present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of current directors and executive officers as of December 31, 2019.

Name	Age	Position
Shawn Credle	39	Chief Executive Officer
Joshua Eisenberg	32	Chief Operating Officer
Matthew Feinstein	50	Interim Chief Financial Officer, Director
Dr. Randy Hurwitz	69	Director
Eric Kennedy	45	Director

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our Board of Directors appoints officers annually and each executive officer serves at the discretion of our Board of Directors.

Shawn Credle. Mr. Credle is an experienced manager and leader with strong attention to detail and extensive education. The Company believes Mr. Credle will effectively disseminate the Company’s culture and purpose for its business model ,as well as bring forth and articulate the vision of the Company to all employees, clients, and the public. Since December 2018, Mr. Credle has been serving as the Chief Executive Officer of Pineapple Ventures, Inc. (“Pineapple Ventures”), a licensee of certain intellectual property of the Company pursuant to a License Agreement dated September 20, 2018 (the “License Agreement”). From November 2012 until January 2019, Mr. Credle served as the owner/operator and a Master Certified Personal Trainer/Nutrition Specialist of Semper Fi Fitness, LLC. From July 2006 until July 2007, Mr. Credle worked as a Senior Compliance/Quality Analyst for a global surgical medical device company, as well from April 2008 until December 2012 overseeing regulatory activities for all the company’s entities in the southeast regional states. In 1999, Mr. Credle enlisted in the United States Marine Corps. While in the Marines, Mr. Credle was involved in the combat readiness of “Operation Enduring Freedom,” a military operation aimed to respond to the events of September 11, 2001. Mr. Credle was later honorably discharged from the United States Marine Corps in 2003. Since 2014, Mr. Credle has also taught in college university courses on leadership and entrepreneurship at the senior bachelor level. Mr. Credle received a B.A. in Business Management and a B.A. in Management Information Systems (M.I.S.) from Albertus Magnus College, both with honors. He received his Master’s Degree (MBA) in Business Management (with honors), a Master’s Degree in Business Intelligence/Analytics, and a Master’s Degree in Information Privacy/Cybersecurity from Barry University and Nova Southeastern University, respectively.

Joshua Eisenberg. Mr. Eisenberg is a skilled executive with extensive financial and operational experience in building, managing and scaling cannabis-related businesses. Mr. Eisenberg has displayed superior leadership and management ability and his managerial and marketing experience with the dynamic delivery cannabis model gives him unparalleled experience as well as insight into the needs of all demographic segments. In September 2018, Mr. Eisenberg joined Pineapple Ventures as its Chief Operating Officer to continue his vision of building a successful cannabis retail service. From July 2011 until September 2018, Mr. Eisenberg served as the founder and President of On Deck Cooperative, Inc., a medical marijuana retail distributor in the city of Santa Clarita, California. From August 2011 until December 2018, Mr. Eisenberg founded and built a successful cannabis retail business located in the California area. From November 2010 until May 2011, Mr. Eisenberg worked as a social media strategist for IntoMobile, a leading phone news website. Mr. Eisenberg holds a B.S. from the Wharton School, University of Pennsylvania.

Matthew Feinstein. Mr. Feinstein, a founder of the Company, has been actively involved in the cannabis industry since 2013. At the Company, Mr. Feinstein serves as our interim Chief Financial Officer, as well as Vice President of Sales of the Company’s Hemp CBD Division. Mr. Feinstein is further responsible for sourcing investment opportunities, joint venture relationships, and identifying acquisition targets. He is also responsible for developing the Company’s objectives. Prior to forming Better Business Consultants, Inc., which was acquired by the Company on August 24, 2015, Mr. Feinstein was associated with Medbox, Inc. in various capacities as a consultant and employee from June 2013 to December 2014, and served as Vice President from February 2014 through December 2014 and on the board of directors from April 2014 through October 2014. At Medbox, Inc., Mr. Feinstein responsibilities included developing client relationships and assisting these clients through the licensing process for canna-businesses. Upon securing a license, he would manage the process of site selection, site construction, and training for each client. During his tenure, Feinstein assisted clients to secure canna-business licenses in Nevada, California, Washington, Oregon, and Illinois. He resigned as Chief Financial Officer on March 15, 2016.

Mr. Feinstein has over 30 years of experience in consumer product manufacturing, distribution, and national retail operations. He served as the Director of Technical Service Operations at Minute Key, Inc. from 2011 to 2012, Operational Supervisor at Redbox, Inc. from 2009 to 2011, President and founder of Starlight Home Entertainment, a leading independent DVD sales, marketing, and distribution company from 2001 to 2008, Managing Director of Consumer Services at Urbanfetch from 1999 to 2000, and Vice President of the Franchisor Military Rent-All and Marbles Entertainment retail chains from 1991 to 1999. Mr. Feinstein and Starlight Home Entertainment separately filed bankruptcy petitions in 2007. The bankruptcies were discharged in 2008. Mr. Feinstein earned his undergraduate degree in Political Science in 1991 from the University of California, Berkeley. Mr. Feinstein’s background and many years of experience in retail operations and rolling out retail chains provides the Company with experience and knowledge in this area. When combining these duties with his added and more recent experience in the cannabis industry and his ability to source investors for the Company, Mr. Feinstein lends himself to be an ideal candidate to head the Company and serve on the Board of Directors as its Chairman at the critical and early stages of the Company’s lifecycle.

Dr. Randy Hurwitz. Dr. Hurwitz is a clinical psychologist and an attorney admitted to the bar in the State of Arizona, where he has remained in good standing for over 20 years. From 1995 until 2005, Dr. Hurwitz was a partner with Anderson, Hurwitz & Harward, P.C. where he successfully represented hundreds of clients as well as bringing two cases to the Arizona Supreme Court, changing the law in Arizona to protect consumer rights. In 2007, Dr. Hurwitz formed his own law firm, expanding to several locations including Gilbert, Mesa, and Scottsdale, Arizona. Dr. Hurwitz has operated his own law firm at several locations, supervising staff and managing the practice. In addition to his legal work, Dr. Hurwitz has been a small business owner, working in real estate acquisition, development, marketing and management. Dr. Hurwitz advised and worked with major builders, including UDC Homes, Watt Homes, & Richmond American Homes, holding positions as Sales Manager and subsequently, Vice President of Sales & Marketing. Currently, he is a Member of BARR & Associates, LLC, a real estate investment firm, where he has been in charge of acquisitions, home building and remodeling since 2004. Ever since medical marijuana was placed on the ballot in Arizona, Dr. Hurwitz has followed the emerging marijuana sector, both in Arizona and nationally, participating mostly as an investor and consultant. Dr. Hurwitz believes we are currently in the infancy stage in this sector, with immense growth potential ahead. Our Board of Directors has concluded that Dr. Hurwitz is well-qualified to serve on our Board of Directors and has the requisite qualifications, skills and perspectives based on, among other factors, his professional background and experience in various business endeavors and his ability to relate to people in diverse settings.

Eric Kennedy. Mr. Kennedy was appointed to our Board of Directors on June 1, 2016. Since June 2013, Mr. Kennedy has been a partner in the Los Angeles office of a regional law firm with offices in California, Utah, Nevada, and Arizona. From April 2010 to June 2013, Mr. Kennedy was an attorney with the international law firm, Jones Day. Mr. Kennedy’s practice focuses primarily on representing public companies and large private companies in all aspects of commercial litigation, including class action defense and disputes involving contracts, fraud, unfair competition, real estate, false advertising, trade secrets, and trademark and copyright infringement. Mr. Kennedy was defense counsel in a four month trial regarding the fiduciary duties applicable to the members of a Board of Directors. In the process of obtaining a full defense verdict for his client, Mr. Kennedy gained valuable experience and knowledge regarding the critical role of directors, including their collective and individual duties to the company and the shareholders. He brings that experience with him to the Company’s Board of Directors. Mr. Kennedy obtained his B.S. in Psychology from Brigham Young University in 1999 and his J.D. from the University of Southern California in 2003. Mr. Kennedy has the experience and understating of the environment that present day public companies must operate in. He brings a unique legal perspective and insights specifically regarding the duties and roles that board members must follow to faithfully uphold their obligations and his service as an independent director should be of great value to the Company.

Code of Ethics; Financial Expert

Because of the small size and limited resources of the Company, we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the Board of Directors or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the SEC, and forward copies of such filings to the Company. All of our executive officers and directors have complied with the Section 16(a) filing requirements.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. Executive Compensation

Our sole named executive officer, consisting of our principal executive officer as of December 31, 2018 and December 31, 2017 (the “Named Executive Officer”) was:

●        Matthew Feinstein, former Chief Executive Officer, Chief Financial Officer, Chairman, Secretary and Director.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2018 and 2017, compensation awarded or paid to our Named Executive Officer.

Name and Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Feinstein,
former Chief Executive Officer, Chief Financial Officer, Secretary, Chairman of the Board and Director	2018	$180,000	-	-	-	-	-	-	$180,000
Matthew Feinstein,
former Chief Executive Officer, Chief Financial Officer, Secretary, Chairman of the Board and Director	2017	$189,000	-	-		-	-	$5,187	$194,187

Named Executive Officer and Other Officer Employment Agreements and Arrangements

For the years ended December 31, 2018 and 2017, Matthew Feinstein received compensation of $15,000 per month. In 2017, he also received approximately $5,000 in expense reimbursements. Dr. Randy Hurwitz did not join the Company until after December 31, 2018 and received no compensation during the years ended December 31, 2018 or 2017. Eric Kennedy signed a Director’s Agreement in 2016 and received 50,000 shares. According to his agreement, he received $1,500 per month and 1,500 shares per quarter during the year ended December 31, 2017. During the year ended December 31, 2018, Eric Kennedy received $2,500 per month and 17,500 shares for the year. Eric Kennedy also received a bonus of 500,000 shares in July 2018.

Outstanding Equity Awards at Fiscal Year End

As of the fiscal year end 2018, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Director Compensation for Fiscal Year Ended December 31, 2018

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dr. Randy Hurwitz (3)	—	—		—	—	—	—	—
Eric Kennedy	$30,000	$255,625	(2)	—	—	—	—	$285,625
Matthew Feinstein (1)	—	—		—	—	—	—	—

(1) (2) (3)

Employee directors do not receive any additional compensation for their services on our board of directors.

Represents the grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 2 – Summary of Significant Accounting Policies – “Stock-based Compensation”. This represents the grant of 517,500 shares of the Company’s common stock as stock-based compensation.

Employee has not yet received any compensation as of December 31, 2018.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

The following table lists, as of March 30, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated on the basis of 77,446,200 shares of Common Stock of the Company, issued and outstanding as of March 30, 2020, together with such number of shares of Series A Convertible Preferred Stock which may be converted into Common Stock as of the date hereof or within 60 days thereafter, representing an aggregate of 87,446,200 shares of Common Stock. The Company does not have any outstanding options, warrants or other securities exercisable for or convertible into shares of its Common Stock.

Name of beneficial owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership		Percentage of Class
5% or greater stockholders

Jaime Ortega	45,790,000	(1)(2)	49.6%
Anna Mikhaylova	7,273,000		8.37%

Directors and Executive Officers

Shawn Credle	500,000		*
Joshua Eisenberg	5,000,000		5.75%
Matthew Feinstein	7,100,000		8.17%
Eric Kennedy	690,000		*
Dr. Randy Hurwitz	445,000		*
All current directors and executive officers as a group (5 persons)	13,735,000		15.80%

* represents beneficial ownership of less than one percent.

(1) 30,790,000 shares of the Company’s Common Stock owned by Mr. Ortega are subject to an irrevocable proxy granted by the Mr. Ortega to Eric Kennedy Esq. in his capacity as a member of the Board of Directors of the Company.

(2) Includes (i) 35,790,000 shares of Common Stock owned by Mr. Ortega, and (ii) 1,000,000 shares of Series A Preferred Stock, $0.0000001 par value per share (the “Series A Preferred Stock”) owned by Mr. Ortega. The Series A Preferred Stock may, from time to time, be converted by Mr. Ortega into shares of the Company’s Common Stock in an amount equal to ten (10) shares of Common Stock for each one (1) share of Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, the Company did not have any equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party	Relationship	Amount	Date	Description
Verdegrow	Common ownership	$195,000	July 2017	Consulting income for finding cannabis space.
Project Dream	Common ownership	$55,000	July 2017	Consulting income for finding cannabis space.
Sky Island, Inc.	Common ownership	see Notes 6 & 10	see Notes 6 & 10	see Notes 6 & 10
Pineapple Ventures Inc.	Common ownership	$10,000	November & December 2018	Consulting income for marketing, website development, etc.
Jaime Ortega	Owner	$10,000	March 2017	Sale of BBC and its subsidiaries
Matthew Feinstein	Owner	$50,000	2016-2018	$50,000 loan to BBC; paid down to $11,608 by December 31, 2017; $2,096 in additional loans in 2018.
Eric Kennedy	Owner	$349,375	2017-2018	Stock-based compensation for services provided
Joy DiPalma	Owner	see Note 8	see Note 8	Advanced $187,500 to Pineapple Park, LLC in 2016, still outstanding at December 31, 2018 and 2017.
Robert Feinstein	Father of CEO	$15,000	2016-2017	$15,000 outstanding loan paid in full in 2017.
Hawkeye	Owner	see Note 8	see Note 8	Initial advance of $750,000 in 2015, net of revenue share payments and penalties the balance at December 31, 2017 was $717,200. In 2018, land was transferred to Hawkeye to reduce the liability by $200,000 and a settlement amount of $615,000 was agreed upon, resulting in a loss from debt settlement of $98,700.
Rob Novinger	Owner	$20,000	2016-2018	$30,000 loan, $10,000 repaid in 2017; $20,000 balance since December 31, 2017.
Randall Webb	Owner	$150,000	2017	Revenue sharing contract that generated $150,000 of revenue in 2017 and continues in place.
NTI	Owner	$212,000	2015-2017	Between 2015 and 2016, BBC invested $212,000 in NTI. This investment was impaired 50% at December 31, 2016 but was able to be sold back to NTI for $150,000 in November 2017. The difference was recorded as a gain on sale of investment.
Randy Hurwitz	Owner	$35,000	2016-2017	Loaned the Company $35,000 in 2016, repaid in full in 2017.

Employment Arrangements

The relationships and related party transactions described herein are in addition to any employment and consulting arrangements with our executive officers and directors, which are described above under “Executive Compensation — Named Executive Officer and Other Officer Employment Agreements and Arrangements.”

Indemnification Agreements

Our Bylaws provide that none of our officers or directors shall be personally liable for any obligations of our Company or for any duties or obligations arising out of any acts or conduct of said officer or director performed for or on behalf of our Company, including without limitation, acts of negligence or contributory negligence. In addition, our Bylaws provide that we shall indemnify and hold harmless each person and their heirs and administrators who shall serve at any time hereafter as a director or officer of our Company from and against any and all claims, judgments and liabilities to which such persons shall become subject by reason of their having heretofore or hereafter been a director or officer of our Company, or by reason of any action alleged to have heretofore or hereafter taken or omitted to have been taken by him or her as such director or officer, and that we shall reimburse each such person for all legal and other expenses reasonably incurred by him or her in connection with any such claim, judgment or liability, including our power to defend such persons from all suits or claims as provided for under the provisions of the Delaware General Corporation Law; provided, however, that no such persons shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his (or her) own willful misconduct. In addition, we intend to enter into indemnification agreements with our directors and officers and some of our executives may have certain indemnification rights arising under their employment agreements with us. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Policies and Procedures for Transactions with Related Persons

We intend to adopt a written related-person transactions policy that will set forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of this policy only, a “related-person transaction” shall be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our Board of Directors has determined that Eric Kennedy is the only “independent” director as such term is defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc.

ITEM 14. Principal Accounting Fees and Services

Our principal independent accountant is Hall & Co. The pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$82,629	$55,086
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

As of December 31, 2018, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

2.1

Agreement of Merger dated February 12, 2016 by and between the Company, THC Industries, Inc., Matthew Feinstein, THC Industries, LLC, Ramsey Houston, LKP Global Law, LLP and Ana Montoya (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

2.2

Share Exchange Agreement, dated as of March 19, 2019, among the Company, Pineapple Ventures, Inc. and the stockholders of Pineapple Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

2.3	Amendment No. 1 to the Share Exchange Agreement, dated as of June 26, 2019, among the Company, Pineapple Ventures, Inc. and the stockholders of Pineapple Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2019).

2.4	Share Exchange Agreement dated August 24, 2015 by and between the Company and Better Business Consultants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.1	Amended and Restated Articles of Incorporation of the Company dated September 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.2

Articles of Amendment to the Articles of Incorporation of the Company dated October 1, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).
10.1	Revised Revenue Share Agreement (incorporated by reference to Exhibit-1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.2	Deed (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.3

Patent Assignment Agreement dated July 20, 2016 by and between the Company and Sky Island, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.4

Standstill and Waiver Agreement dated March 23, 2017 by and between the Company, Matthew Feinstein, THC Industries, LLC, Ramsey Houston, LKP Global Law, LLP and Ana Montoya (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.5	Joint Venture Agreement dated April 5, 2017 by and between the Company and Randall Webb (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.6

Real Property Purchase and Sale Agreement dated April 6, 2017 by and between the Company and Randall Webb (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.7

Licensing Agreement dated May 26, 2017 by and between the Company, THC Industries, LLC and The Hit Channel, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.8†

Employment Agreement dated March 1, 2016 by and between the Company and Matthew Feinstein (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

35

10.9†

Employment Agreement dated March 1, 2016 by and between the Company and Theresa Flynt (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.10†

Independent Director Retention Agreement dated June 1, 2016 by and between the Company and Eric Kennedy (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.11

Services Agreement dated July 19, 2016 between Charles Day of Sharper, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.12	Restated Binding Letter of Intent dated March 29, 2018 by and between Sky Island Inc. and Pineapple Express Consulting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.13	License Agreement dated April 3, 2018 by and between the Company and Sky Island Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.14	Irrevocable Proxy dated March 8, 2017 by and between Sky Island, Inc., and Vincent Mehdizadeh, and Jaime Ortega (incorporated by reference to Exhibit 1 to the Schedule 13D, filed with the SEC on November 26, 2019).

10.15	Agreement, dated as of January 17, 2020, among the Company, Pineapple Ventures, Inc., the stockholders of Pineapple Ventures, Inc., and Jaime Ortega (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020).

10.16*	Merchandise Licensing Agreement, dated June 23, 2017, among Pineapple Express, Inc. and Putnam Accessory Group, Inc.

10.17*	Asset Purchase and Sale Agreement, dated September 2019, among Pineapple Express, Inc. and Neu-Ventures Inc.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE EXPRESS, INC.

Dated: March 31, 2020	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

PINEAPPLE EXPRESS, INC.

Dated: March 31, 2020	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Feinstein	Chief Financial Officer, Chairman	March 31, 2020
Matthew Feinstein	and Director

/s/ Eric Kennedy	Director	March 31, 2020
Eric Kennedy

/s/ Randy Hurwitz	Director	March 31, 2020
Randy Hurwitz

