Form 10-K/A
period 2018-12-31
PINEAPPLE, INC.
filed 2020-06-05
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55896

PINEAPPLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5185484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10351 Santa Monica Blvd., Suite 420

Los Angeles, CA 90025

(Address of principal executive offices)(Zip Code)

877-310-7675

(Registrant’s telephone number, including area code)

Pineapple Express, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2020, there were 87,446,200 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

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

Overview

Pineapple, Inc. (f/k/a Pineapple Express, Inc). (“Pineapple”, the “Company,” “we,” “us” or “our”) is a pioneer in the cannabis industry. As a result of a share exchange agreement entered into in March 2019, as subsequently amended, and a debt forgiveness agreement in January 2020, the Company has a 40% equity stake, as discussed below, in Pineapple Ventures, Inc. (“PVI”). PVI specializes in the delivery of legal, dependable, quality medicinal and recreational cannabis. Specifically, subsequent to December 31, 2018, PVI owns and operates:

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

The cannabis delivery service has already been launched out of Los Angeles, CA. The other abovementioned projects are in the process of being built and are expected to be operational in second and third quarter of 2020. Pineapple will receive 40% of all net income generated by PVI from these businesses. The owned and managed cannabis licenses and real property rental and sublease assets along with Pineapple’ brand recognition and intellectual property are prepared to penetrate the cannabis market from ‘seed to sale’ for cultivation, manufacturing, distribution, retail storefront, and delivery in the State of California.

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

ln addition, Pineapple was assigned a patent on July 20th, 2016 by Sky Island, Inc. via a Patent Assignment Agreement. The patent was originally applied for and filed on August 11, 2015 by Sky Island, Inc. The patent was pending with the USPTO until its notice of allowance on March 22, 2017. This patent is for the proprietary Top-Shelf SDS (“Safe Display System”) for use in legally permitted cannabis dispensaries and delivery vehicles across the United States and internationally, where permitted by law. It is anticipated by the parties that the Top-Shelf SDS product shall retail for no less than $25,000 per unit. When each Top-Shelf SDS unit is sold, Pineapple shall pay Sky Island, Inc. a one-time royalty payment equal to 30% of the gross sales price of that unit. This payment shall be made within 30 days of Pineapple’s receipt of payment in full by the purchaser of the unit. If a Top-Shelf SDS unit is leased, Pineapple shall pay Sky Island, Inc. 30% of any lease payments made to Pineapple. Any such payments to Sky Island, Inc. will be made within 30 days of Pineapple’s receipt of the lease payment from the leasing customer. Pineapple intends to sale the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as selling the technology to others retail companies. The Company has the prototype unit and expects to begin sales in the second quarter of 2020. The Company’s prototype is currently being used in the first of fifteen delivery vehicles for PVI’s cannabis delivery service. The Top-Shelf SDS system incorporates the Blaze Technology Software Platform to track inventory and customer orders. Cannabis inventory is stored in the Top Shelf SDS System in individual locked compartments within the unit, which is temperature controlled.

Company Background

Pineapple is a publicly listed company quoted on the OTC Markets under the symbol “PNPL”. As of the date of this Annual Report, OTC Markets has designated the Company’s trading symbol as “Caveat Emptor” by placing a skull and crossbones icon next to the symbol. This designation occurred when the Company was issued an Order of Suspension of Trading from the U.S. Securities and Exchange Commission (the “SEC”) on April 28th, 2016 because of “recent, unusual and unexplained market activity in the Company’s stock that raises concerns about the adequacy of publicly-available information regarding the Company”. The Company was released from suspension two weeks later. The Company was not charged with any wrong-doing and believes the unusual spike in stock activity was related to an enormous amount of press received by the Company because a famous cultural icon invested in the Company stock. The Company was not fully reporting with the SEC yet when this occurred. The Company intends on becoming fully reporting with the SEC. The Company then intends to have a market maker quote its shares of common stock on the OTCQB or another over-the-counter trading platform, thereby moving from the current OTC Grey platform. The Company was incorporated under the laws of the State of Nevada on August 3, 1983 as “Global Resources, Ltd”. On April 12, 1999, the Company changed its name from “Global Resources, Ltd.” to “Helixsphere Technologies, Inc.” and on October 2, 2013 to “New China Global Inc.” On October 30, 2013, the Company filed Articles of Continuance with the Secretary of State in the State of Wyoming pursuant to which the Company re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries”.

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

On March 16, 2017, the Company formed Pineapple Express Consulting, Inc. (“PEC”) as a wholly-owned subsidiary. On August 3, 2017, a letter of intent (“LOI”) was entered into between PEC and Sky Island, Inc., whereby all the assets of Pineapple Park, LLC, a California limited liability company controlled by Sky Island, Inc. holding lease deposits, were to be transferred through a related party transfer to PEC in exchange for $100,000. On December 31, 2018, Pineapple Park, LLC pulled out of this project and signed a mutual release agreement for all lessees and Pineapple Park, LLC to terminate each party’s obligations and responsibilities under the Leases and the Parties’ relationship. The Company had planned on using revenue from operations, including license proceeds from contracts already signed with licensees as well as rental payments due from tenants. The Company was also in the process of developing a “franchise style” model whereas it would license its trademark, brand name, and retail design concept in exchange for a 5% perpetuity royalty. These revenue streams were to provide the Company with long-term and short-term growth. However, after the investment in PVI, the Company will now be receiving revenues from its 40% ownership.

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

Pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Wyoming corporation (“Pineapple Express”), and Pineapple, Inc., a Nevada corporation (“Pineapple”) and wholly-owned subsidiary of Pineapple Express, effective as of April 15, 2020 (the “Effective Date”), Pineapple Express merged with and into Pineapple, with Pineapple being the surviving entity (the “Reincorporation Merger”). The Reincorporation Merger was consummated to complete Pineapple Express’ reincorporation from the State of Wyoming to the State of Nevada. The Merger Agreement, the Reincorporation Merger, the Name Change (as defined below) and the Articles of Incorporation and Bylaws of Pineapple were duly approved by the written consent of shareholders of Pineapple Express owning at least a majority of the outstanding shares of Pineapple Express’ common stock, par value $0.0000001 per share (the “PE Common Stock”), dated December 18, 2019. Pursuant to the Merger Agreement, the Company’s corporate name changed from “Pineapple Express, Inc.” to “Pineapple, Inc.”

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

Business Overview

We believe that due to the highly fragmented nature of the existing cannabis industry, a vertically integrated supply chain will provide a sustainable competitive advantage over competitors, allow faster growth, foster more consistent product offerings, and make Pineapple’ PVI portfolio asset more attractive for prospective licensees and customers. PVI’s revenues and profitability may be adversely affected by economic conditions and changes in the market for medical and recreational marijuana. PVI’s business is also subject to general economic risks that could adversely impact the results of operations and financial condition (see Risk Factors). We discuss each facet of our strategy and different line of business below.

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

Obstacles and the Pineapple Solution

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

Consulting Services

The Pineapple management team understands the consulting, licensing, development, and compliance areas of the cannabis business and has hands-on operational experience in dispensary management from previous employment in the cannabis industry. Currently, the Company provides marketing and branding consulting services to PVI through PEC, its subsidiary. Furthermore, the Company is also receiving revenues from its 40% ownership in PVI. These revenue streams will provide the Company with long- and short-term growth capital.

Marketing, Licensing & Promotion

The Company’s portfolio asset, PVI strives to establish brand objectives, identify promotional strategies, and execute publicity and marketing plans to ensure its place in the cultural conversation. The goal is to connect with consumers on a local and national level through advertising, marketing, and strategic alliances, in order to create brand awareness for the Pineapple and THC brands. Our publicity and marketing initiatives include specific strategies for national television, billboards, print media (magazines and newspapers), social media, exhibitions at industry trade shows, and local grassroots marketing efforts.

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

In May 2017, the Company entered into a transaction whereas it licensed the THC.com website to The Hit Channel, Inc., which has agreed to develop the website and pay an initial licensing fee of $150,000 and enter into a revenue sharing arrangement thereafter, subject to an annual minimum amount guaranteed for the life of the contract. The THC.com website re-launched in the first quarter of 2018. This relationship is no longer in existence and the THC.com website is back in the control of Pineapple.

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

On September 20, 2018, the Company entered into a Website Licensing Agreement with PVI. Two websites, www.pineappleexpress.com and www.thc.com, are now being used by PVI and Pineapple. The Company receives a royalty from all sales made from these websites through the Website Licensing Agreement. This agreement was made non-effective per the Share Exchange Agreement.

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

While we believe that there is enough interest from individuals and entities for us to find reputable and successful tenants, we will need to market to these potential persons and companies and enter into arrangements with them to successfully sublease the entire building we had leased in Adelanto, CA. While we mitigate some risk, we will still incur upfront costs that require capital commitments by the Company. The success of our business model is premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. As of the date of the filing of this Amendment No. 1 to the Company’s Annual Report, we no longer have any affiliation to the building in Adelanto. In its place, we have established a rental profit sharing arrangement through a PVI lease and subsequent subleases to cannabis cultivation tenants in a 39,000 SF building in Chatsworth, CA. The building is fully subleased at terms deemed to be favorable by the Company and within market standards. Accordingly, the Company believe this risk has been appropriately mitigated.

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

The Company originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. It changed its name to “Helixphere Technologies Inc.” on April 12, 1999 and to “New China Global Inc.” on October 2, 2013. It reincorporated in Wyoming on October 30, 2013 and changed its name to “Globestar Industries” on July 15, 2014. On August 24, 2015, the Company entered into a share exchange agreement with Better Business Consultants, Inc. (“BBC” dba “MJ Business Consultants”), a corporation formed in California on January 29, 2015, all of BBC’s shareholders, and the Company’s majority shareholder (the “Share Exchange”). Pursuant to the Share Exchange, BBC became a wholly owned subsidiary of the Company. Upon consummation of the Share Exchange, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.” BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company. Better Business Consultants, Inc. has since been sold by the Company.

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

Pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Wyoming corporation (“Pineapple Express”), and Pineapple, Inc., a Nevada corporation (“Pineapple”) and wholly-owned subsidiary of Pineapple Express, effective as of April 15, 2020 (the “Effective Date”), Pineapple Express merged with and into Pineapple, with Pineapple being the surviving entity (the “Reincorporation Merger”). The Reincorporation Merger was consummated to complete Pineapple Express’ reincorporation from the State of Wyoming to the State of Nevada. The Merger Agreement, the Reincorporation Merger, the Name Change (as defined below) and the Articles of Incorporation and Bylaws of Pineapple were duly approved by the written consent of shareholders of Pineapple Express owning at least a majority of the outstanding shares of Pineapple Express’ common stock, par value $0.0000001 per share (the “PE Common Stock”), dated December 18, 2019. Pursuant to the Merger Agreement, the Company’s corporate name changed from “Pineapple Express, Inc.” to “Pineapple, Inc.”

The Company is based in Los Angeles, California. Through the Company’s operating subsidiary Pineapple Express Consulting, Inc. (“PEC”), as well as its portfolio asset, PVI the Company provides capital to its canna-business clientele, leases real properties to those canna-businesses, takes equity positions and manages those operations, and provides consulting and technology to develop, enhance, or expand existing and newly formed infrastructures. Pineapple is aims become the leading portfolio management company in the U.S. cannabis sector. The Company’s executive team blends enterprise-level corporate expertise with a combined three decades of experience operating in the tightly-regulated cannabis industry. Pineapple’s strategic asset integration has provided it with the infrastructure to support its subsidiaries with cost-effective access to all segments of the vertical: from cultivation and processing, to distribution, retail and delivery. With its headquarters in in Los Angeles, CA, Pineapple’s portfolio company, PVI, is rapidly increasing its footprint throughout the state and looking to scale into underdeveloped markets. While PVI is generating revenues from the above-mentioned means, PEC is currently still in development and is currently not generating revenues The Company receives monthly dividends equal to 40% of PVI’s income that provide regular operating cash flows.

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

Name	Age	Position
Shawn Credle	39	Chief Executive Officer
Joshua Eisenberg	32	Chief Operating Officer
Matthew Feinstein	50	Interim Chief Financial Officer, Director
Dr. Randy Hurwitz	69	Director
Eric Kennedy*	45	Director

* On April 2, 2020, Eric Kennedy resigned as a director of the Company in order to focus on other interests. There were no disagreements between the Company and Mr. Kennedy that led to his decision to resign.

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

(1) 30,790,000 shares of the Company’s Common Stock owned by Mr. Ortega are subject to an irrevocable proxy granted by the Mr. Ortega to Matthew Feinstein, the Company’s Chief Financial Officer and Director.

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

2.5

Agreement and Plan of Merger, dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Nevada corporation, and Pineapple, Inc., a Nevada corporation and wholly-owned subsidiary of Pineapple Express, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

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

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).
3.4	Articles of Incorporation of Pineapple, Inc. (Incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 9, 2020).

3.5	Bylaws of Pineapple, Inc. (Incorporated by reference to Exhibit B to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 9, 2020).

3.6	Articles of Merger of Pineapple Express, Inc., filed on April 15, 2020 with the Secretary of State of the State of Wyoming (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

3.7	Articles of Merger of Pineapple, Inc., filed on April 7, 2020 with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.1	Revised Revenue Share Agreement (incorporated by reference to Exhibit-1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.2	Deed (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

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

10.12	Restated Binding Letter of Intent dated March 29, 2018 by and between Sky Island Inc. and Pineapple Express Consulting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.13	License Agreement dated April 3, 2018 by and between the Company and Sky Island Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.14	Irrevocable Proxy dated March 8, 2017 by and between Sky Island, Inc., and Vincent Mehdizadeh, and Jaime Ortega (incorporated by reference to Exhibit 1 to the Schedule 13D, filed with the SEC on November 26, 2019).

10.15	Agreement, dated as of January 17, 2020, among the Company, Pineapple Ventures, Inc., the stockholders of Pineapple Ventures, Inc., and Jaime Ortega (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020).

10.16	Merchandise Licensing Agreement, dated June 23, 2017, among Pineapple Express, Inc. and Putnam Accessory Group, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 01, 2020).

10.17	Asset Purchase and Sale Agreement, dated September 2019, among Pineapple Express, Inc. and Neu-Ventures Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 01, 2020).

10.18

Letter Agreement, dated as of March 2, 2020, among Pineapple Express, Inc., Pineapple Ventures, Inc. and Jaime Ortega (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 01, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: June 5, 2020	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

PINEAPPLE, INC.

Dated: June 5, 2020	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Feinstein	Chief Financial Officer, Chairman	June 5, 2020
Matthew Feinstein	and Director

/s/ Eric Kennedy	Director	June 5, 2020
Eric Kennedy

/s/ Randy Hurwitz	Director	June 5, 2020
Randy Hurwitz

