Form 10-K
period 2019-12-31
PINEAPPLE, INC.
filed 2021-02-16
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Pineapple Express, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
n/a	n/a	n/a

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2019 was approximately $10,778,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, holders of 10% or more of the registrant’s common stock and their affiliates.

As of February 5, 2021, there were 88,472,200 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

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

Explanatory Note

Pineapple, Inc. (f/k/a Pineapple Express, Inc. and, together with its consolidated subsidiaries, “Pineapple”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is filing this comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the quarterly periods ended March 31, 2019, June 30, 2019, and September 30, 2019 as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Although the Company has regularly made filings through Current Reports on Form 8-K when deemed appropriate, this comprehensive Annual Report is the Company’s first annual periodic filing with the U.S. Securities and Exchange Commission (the “SEC”) since the filing of its Annual Report on Form 10-K for the year ended December 31, 2018. Included in this comprehensive Annual Report are the Company’s audited financial statements for the fiscal years ended December 31, 2019 and 2018, with the 2019 audited financial statements having not been previously filed with the SEC. In addition, the Comprehensive Form 10-K also includes select, unaudited quarterly financial information of the Company for the quarterly periods ended March 31, 2019, June 30, 2019, and September 30, 2019.

This Annual Report should be read together and in connection with the other reports filed by us with the SEC. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place since December 31, 2019 through the date of filing of this Annual Report with the SEC.

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

Overview

Pineapple, Inc. (f/k/a Pineapple Express, Inc). (“Pineapple”, the “Company,” “we,” “us” or “our”) is a pioneer in the cannabis industry. As a result of a share exchange agreement entered into in March 2019, as subsequently amended, and a debt forgiveness agreement in January 2020, the Company has a 40% equity stake, as discussed below, in Pineapple Ventures, Inc. (“PVI”). PVI invests in established cannabis businesses, funds cannabis start up businesses, and may establish cannabis storefronts. Through its affiliates, PVI has established a delivery service with a fleet of vehicles, and is establishing a retail dispensary, and cultivation and production activities. PVI also provides supporting marketing, branding, and infrastructure support services for investment entities.

Specifically, subsequent to December 31, 2019, PVI owns and operates:

●	30% of a state licensed cannabis delivery service in Los Angeles, CA, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions;

●	30% of a state licensed retail dispensary and cannabis delivery service anticipated to complete construction in Palm Springs in March 2021, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions;
●	30% equity stake of 2 separate state licensed manufacturing entities (not operational yet);
●	30% of 1 state licensed cultivation entity (not operational yet);
●	15% of 2 separate state licensed cultivation and manufacturing entities (not operational yet);
●	15% of 1 state licensed distribution entity (not operational yet);
●	100% of PineappleWellness.com, a nationwide Hemp CBD retail website;
●	10% equity plus management fee of 10% of sales of a state licensed retail dispensary and cannabis delivery service (finishing construction in Hollywood, CA in April 2021.

PVI’s cannabis delivery service has already commenced operations and was launched out of Los Angeles, CA in January 2019. The other above-mentioned projects are in the process of being built, and PVI anticipates that these services will be operational in the first and second quarters of 2021. As a result of its equity stake in PVI, the Company will receive 40% of all net income generated by PVI from these business ventures. The owned and managed cannabis licenses and real property rental and sublease assets along with the Company’s brand recognition and intellectual property are prepared to penetrate the cannabis market from ‘seed to sale’ for cultivation, manufacturing, distribution, retail storefront, and delivery in the State of California.

Through PVI’s Pineapple Wellness brand (established on January 11, 2019), the Company aims to be a trusted source for hemp-derived CBD products which are being sold to customers nationwide. Operating by the principals of “Know What You Consume,” and its mission of transparency, the Company aims to ensure conscious and ethical business while delivering the best hemp CBD products the alternative health industry has to offer. The Company’s Hemp CBD products are organically grown, non-GMO, do not contain heavy metals or toxins, and contain no heavy solvents. From plant to bottle, the Company offers lab-tested, quality CBD products that are natural and potent. Thus, it is anticipated that the Company shall benefit and capitalize on decriminalized hemp derived products, licensed and decriminalized cannabis derived products, as well as cannabis property rental subleases for a profit without being directly being involved with sales, production, or distribution of cannabis.

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20th, 2016 by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015 by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipated beginning sales of the Top Shelf SDS system in the second quarter of 2021.

Additionally, during 2019, PVI took preliminary business steps towards a project with Nordhoff Leases, Inc. (“Nordhoff”), a related party, in which Nordhoff subleased 38,875 square feet in a building to three 15% owned entities by PVI; however, the contemplated project never matriculated. As part of these preliminary business steps, an affiliated entity of PVI, Neu-Ventures, Inc., paid Nordhoff’s $50,000 per month rent expense and PVI’s founders invested over $300,000 in leasehold improvements for Nordhoff’s rental property.

In June of 2020, Nordhoff’s $50,000 rent payments per month were increased to $87,000 per month. During the same month, PVI then sold the cannabis licenses associated with its three 15% owned entities for $2.87 million to support its operations and assigned its three 15% owned entities’ subleases with Nordhoff to the buyer as part of the sale. PVI received 15% of the proceeds of the sale of the cannabis licenses.

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

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with PVI and the stockholders of PVI (the “PVI Stockholders”). Upon execution of the PVI Agreement (the “Closing”), the Company acquired 20,000 shares of PVI’s outstanding capital stock (“PVI Shares”), equaling 20% of the outstanding shares of PVI. In consideration for the PVI Shares, the Company agreed to issue 1,000,000 shares of its Series A Convertible Preferred Stock, $0.0000001 par value per share (“Series A Convertible Preferred Stock”), to the PVI Stockholders. Pursuant to the terms of the PVI Agreement and Amendment No. 1 dated June 26, 2019, upon the six-month anniversary of the PVI Agreement (the “Second Closing”), and subject to the conditions to closing set forth in the PVI Agreement, the Company was to acquire an additional 30,000 PVI Shares, equaling 30% of the outstanding shares of PVI, for a total of 50% of the outstanding shares of PVI, in consideration for an additional 1,000,000 shares of Series A Convertible Preferred Stock to be issued to the PVI Stockholders at the time of the Second Closing. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s Common Stock, par value $0.0000001 (the “Common Stock”) in an amount equal to ten (10) shares of Common Stock for each one (1) share of Series A Convertible Preferred Stock. On July 5, 2019, the Company, PVI and the PVI Stockholders, and their respective boards of directors waived the remaining conditions to closing as set forth in the PVI Agreement and ratified and approved the Second Closing. As a result of the PVI investment, the Company now has a portfolio asset (PVI) with which it has entered the cannabis cultivation, production and distribution sector throughout California. The PVI Stockholders elected to immediately convert their shares of Series A Preferred Stock into shares of common stock.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company sold to Mr. Ortega 10,000 shares of capital stock of Pineapple Ventures, Inc. (“PVI”). Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega were reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to properly reflect the value of the Company’s stock at the time of the initial agreement.

Pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Wyoming corporation (“Pineapple Express”), and Pineapple, Inc., a Nevada corporation (“Pineapple”) and wholly-owned subsidiary of Pineapple Express, effective as of April 15, 2020 (the “Effective Date”), Pineapple Express merged with and into Pineapple, with Pineapple being the surviving entity (the “Reincorporation Merger”). The Reincorporation Merger was consummated to complete Pineapple Express’ reincorporation from the State of Wyoming to the State of Nevada. The Merger Agreement, the Reincorporation Merger, the Name Change (as defined below) and the Articles of Incorporation and Bylaws of Pineapple were duly approved by the written consent of shareholders of Pineapple Express owning at least a majority of the outstanding shares of Pineapple Express’ common stock, par value $0.0000001 per share (the “PE Common Stock”). Pursuant to the Merger Agreement, the Company’s corporate name changed from “Pineapple Express, Inc.” to “Pineapple, Inc.”

Regulatory Overview

As of December 31, 2020, 35 states and the District of Columbia, Puerto Rico and Guam currently have specific laws and regulations allowing some degree of medical use of cannabis, while 15 of those states, the District of Columbia, and Guam have also legalized the adult-use of cannabis. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

Business Overview

We believe that due to the highly fragmented nature of the existing cannabis industry, a vertically integrated supply chain will provide a sustainable competitive advantage over competitors, allow faster growth, foster more consistent product offerings, and make Pineapple’s PVI portfolio asset more attractive for prospective licensees and customers. PVI’s revenues and profitability may be adversely affected by economic conditions and changes in the market for medical and recreational marijuana. PVI’s business is also subject to general economic risks that could adversely impact the results of operations and financial condition (see Risk Factors). We discuss each facet of our strategy and different line of business below.

Retail Opportunities

As of the date of filing of this Annual Report, management has identified the following nationally recognized retail cannabis chains: Cresco Labs, Curealeaf Holdings, Inc., Green Thumb Industries, Inc., Truelieve Cannabis Corp, Acreage Holdings, Inc., Medmen, iAnthus, and Harvest Health and Recreation.

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

Due to a lack of established major national chains, PVI faces competition primarily from local or regional companies. It is our belief that a variety of federally enforced rules and regulations make participation by existing national healthcare chains unlikely in the near term.

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

Cannabis Production and Delivery Service

PVI is developing its cannabis and hemp and CBD-product cultivation, production and distribution businesses in various cities throughout the state of California. PVI’s business model is to provide for a vertical solution to its cannabis cultivation, production and distribution services throughout the state of California.

Subsequent to December 31, 2018, in March 2019, PVI launched PineappleWellness.com, a website owned by PVI, to sale and distribute hemp and CBD-based products. In April 2019, PVI re-launched PineappleExpress.com, with a focus on its cannabis sales and delivery service.

PVI, through its affiliates, obtained several permits from the Department of Public Health in the State of California to permit the temporary production of medical cannabis and adult cannabis products, from the California Department of Food and Agriculture for the temporary cultivation of cannabis, and from the California Bureau of Cannabis Control to permit temporary cannabis distribution. PVI, through its affiliates, obtained cannabis-production, distribution, and delivery permits from local city authorities, including in the cities of Chatsworth, Palm Springs and Maywood (Los Angeles County).

In March 2019, PVI entered into a Management Services Agreement with Universal Herbal Center, Inc. (“UHC”), located in Maywood, California, to serve as the Company’s primary cannabis retail delivery center for sourcing its cannabis products to local suppliers. As of the date of this Annual Report, UCH is currently delivering cannabis products to customers in Southern California.

In March 2019, PVI also entered into a second Management Services Agreement with Capital Growth Investments, Inc. (“CGI”), a retail dispensary and delivery hub intended to service the Palm Springs and Riverside County areas. PVI has obtained the relevant retail delivery and cultivation licenses for the CGI facility. It is anticipated that CGI will contain both delivery and a retail dispensary. This location is currently being built.

Nordhoff rents 38,875 square feet in a building located at 20801 Nordhoff Street, Chatsworth, California to house PVI’s three 15% owned entities, Maximum Yield, Inc., Total Accountability Ventures, Inc., and Supreme Compliance, Inc., and serve as PVI’s primary center for cannabis cultivation and production. PVI’s founders and its affiliated entities have spent over $700,000 in developmental costs, including ordering the necessary equipment, to develop a state-of-the-art cannabis production facility. PVI intends on this location to serve as the main source of product that will be funneled into the retail delivery infrastructure through CGI and UHC. This location is currently being built.

PVI through its affiliate UHC maintains a fleet of 15 delivery vehicles at the Los Angeles, CA location to service its retail delivery needs. The vehicles are outfitted with GPS, security cameras, temperature-controlled safes, cash drawers, and panic buttons.

Consulting Services

The Pineapple management team understands the consulting, licensing, development, and compliance areas of the cannabis business and has hands-on operational experience in dispensary management from previous employment in the cannabis industry. Currently, the Company is not currently pursuing any consulting revenue. The Company will sell the Top Shelf Safe Display System in 2021 of which the patent for the system is now held by Pineapple, Inc. The Company is planning to sell the system to PVI and other cannabis dispensary companies at $30,000 per unit. Furthermore, the Company will receive revenues from its 40% ownership in PVI. These revenue streams will provide the Company with long- and short-term growth capital.

Marketing, Licensing & Promotion

The Company’s portfolio asset, PVI strives to establish brand objectives, identify promotional strategies, and execute publicity and marketing plans to ensure its place in the cultural conversation. The goal is to connect with consumers on a local and national level through advertising, marketing, and strategic alliances, in order to create brand awareness for the Pineapple and THC brands. Publicity and marketing initiatives include specific strategies for radio, billboards, print media (magazines and newspapers), social media, exhibitions at industry trade shows, and local grassroots marketing efforts.

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

In connection with the THC Merger, Ramsey Salem, the former Chief Executive Officer of THC Parent, joined the Company as Chief Executive Officer of THC in February 2016 and agreed to serve in this position for a period of five years. The Company acquired the THC business for consideration consisting of (i) a cash payment in the amount of $400,000, (ii) 2,275,133 shares of Common Stock and (iii) a $600,000 note secured by all of the purchased intellectual property that is payable in two equal installments on the 60 day and 90 day anniversaries of closing. The Company has since made these payments and has subsequently paid all amounts due under the purchase agreement on June 22, 2017. The THC Parent shareholders had the option to require the Company to purchase from them up to 1,478,836 shares at a price of $0.68 per share from February 12, 2018 through August 12, 2018; provided, however, that they may only exercise this option if, for a 90 day period, the Company’s stock price is both less than $0.88 and the average daily trading volume is below 50,000. They did attempt to exercise this option, but since the two companies are currently in litigation, the option is pending resolution.

In July 2016, the Company entered into a licensing agreement with The Sharpe Company (“Sharpe”) to develop brand strategy, positioning, and lifestyle merchandise for the THC brand. In partnership with Sharpe, the Company has updated THC’s catalog of products and added new products. This agreement is no longer in existence and the THC.com website and trademark are being utilized by PVI per the Share Exchange Agreement. The Company currently owes The Sharpe Company $18,692 and the license is now controlled by Pineapple Ventures, Inc.

In May 2017, the Company entered into a transaction whereas it licensed the THC.com website to The Hit Channel, Inc., which has agreed to develop the website and pay an initial licensing fee of $150,000 and enter into a revenue sharing arrangement thereafter, subject to an annual minimum amount guaranteed for the life of the contract. The THC.com website re-launched in the first quarter of 2018. This relationship is no longer in existence per a February 4, 2020 Purchase and Settlement Agreement where the Company paid The Hit Channel $40,000 and 555,275 shares of the Company stock for control for a return of control of the THC.com website, which was returned to Pineapple. Since then, the website was transferred to another company, who then transferred the website rights to PVI.

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

On September 20, 2018, the Company entered into a Website Licensing Agreement with PVI. Two websites, www.pineappleexpress.com and www.thc.com, were being used by PVI and Pineapple. The Company received a royalty from all sales made from these websites through the Website Licensing Agreement. This agreement was made non-effective per the Share Exchange Agreement with PVI. As of the filing date of this Annual Report, the www.thc.com domain has been returned to Ramsey Houston Salem as disclosed in Item 3 (Legal Proceedings) herein pursuant to an arbitration award.

As further discussed herein, on December 17, 2020, PVI purchase from the Company all trade dress and trade names, logos, internet addresses and domain names, trademarks and service marks, and related registrations and applications, including any intent to use applications, supplemental registrations and any renewals or extensions, all other indicia of commercial source or origin, and all goodwill of any business associated with any of the foregoing.

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

Beginning in 2019 and as of the date of the filing of this Annual Report, the properties are as follows:

●	9,859 sq ft of leased space in Los Angeles, CA

●	6,000 sq ft of leased space in Palm Springs, CA

●	3,600 sq ft of leased space in Hollywood, CA

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

In October 2020, PVI entered into a lease agreement related to a location at 1704 Vine Street in Hollywood CA, totaling 3,600 SF of rentable retail space. This property is currently under construction and is expected to be ready to operate in April 2021.

Employees

As of December 31, 2019, the Company, excluding its subsidiaries, had two full-time employees, one independent contractor, and no part-time employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

Limited interim historical information.

This comprehensive Annual Report on Form 10-K contains summarized quarterly financial information for each of the quarters ended (i) March 31, June 30 and September 30, 2019, and (ii) March 31, June 30 and September 30, 2018. As the complete periodic filings for those periods have not been filed, certain financial information, disclosures and discussions normally contained in a Form 10-Q are not included in this Form 10-K. The omission of the information that would have been contained in these periodic filings leaves current and prospective investors, customers, employees and others without this source of information about the Company’s business achievements and prospects and may negatively impact the Company’s business opportunities and its ability to raise capital. There can be no assurances that the Company will be able to remain current with its required SEC filing obligations in the future.

Following the filing of this Annual Report, we will remain delayed in our SEC reporting obligations, we cannot assure you when we will complete our remaining SEC filings for periods subsequent to those included in this Annual Report, and we are likely to continue to face challenges until we complete these filings.

We continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this Annual Report. We remain delayed with our SEC reporting obligations as of the filing date of this Annual Report and we cannot assure you that we will be able to complete our remaining filings for periods subsequent to those included in this Annual Report. Until we complete these remaining filings, we expect to continue to face many of the risks and challenges we have experienced during our extended filing delay period, which include but are not limited:

●	to continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status;
●	additional significant time and expense required to complete our remaining filings and the process of seeking the re-listing of our common stock on OTCQB;
●	continued distraction of our senior management team and our board of directors as we work to complete our remaining filings and seek to re-list our common stock;
●	limitations on our ability to raise capital and make acquisitions; and
●	general reputational harm as a result of the foregoing.

Even if we complete our remaining filings for periods subsequent to those included in this Annual Report and our common stock is re-listed on OTCQB, we cannot assure you that all of the risks and challenges described above will be eliminated.

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

We have incurred significant losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future; our auditors have included in their audit report for the fiscal year ended December 31, 2019 an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have incurred significant net losses in each year since our inception, including net losses of $1,168,462 for the fiscal year ended December 31, 2019, and $1,365,141, $1,099,982, and $8,596,968 for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2019, we had an accumulated deficit of $13,418,661. We anticipate incurring additional losses until such time we can generate significant revenues, and/or reduce operating costs. To date, we have generated minimal revenues and have financed our operations exclusively through the sale of our equity and debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a currently reporting publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new business and assets, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit report for the fiscal year ended December 31, 2019 a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $11,288,259 as of December 31, 2019, and to continue as a going concern, is dependent on us generating substantial revenues and/or obtaining adequate capital to fund operating losses until we become profitable. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of our going concern qualification, there is an increased risk that you could lose the entire amount of your investment in our Company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Uncertainty of profitability.

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

As of December 31, 2019, 33 states and the District of Columbia, Puerto Rico and Guam have passed laws allowing some degree of medical use of cannabis, while eleven of those states and the District of Columbia have also legalized the adult-use of cannabis. However, under United States federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, marketing and transfer of cannabis is illegal. The federal, and in some cases state, law enforcement authorities have frequently closed down dispensaries and investigated and/or closed physician offices that provide medicinal cannabis recommendations. To the extent that we our customers’ dispensary or factory is closed, it will negatively affect our revenue, and to the extent that it prevents or discourages other similar businesses from entering the cannabis industry, our potential customer base would contract, leading to a material negative affect on our business and operations.

Subsequently, as of November 3, 2020, Arizona, Montana, New Jersey, and South Dakota passed laws allowing recreational (adult-use) marijuana and Mississippi passed an initiative allowing medical marijuana.

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

There may be a U.S. Food and Drug Administration (“FDA”) risk.

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

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

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

As of December 31, 2019, 33 states and the District of Columbia, Guam and Puerto Rico have passed laws allowing some degree of medical use of cannabis, while eleven of those states and the District of Columbia have also legalized the adult-use of cannabis. There can be no assurance that number of states that allow the use of medicinal and recreational cannabis will grow, and if it does not, there can be no assurance that the 33 existing states and/or the District of Columbia will not reverse their position and make medicinal and recreational cannabis illegal again. If either of these things happens, then not only will the growth of our business be materially impacted, but we may experience declining revenue as the market for our products and services declines.

Subsequently, as of November 3, 2020, Arizona, Montana, New Jersey, and South Dakota passed laws allowing recreational (adult-use) marijuana and Mississippi passed an initiative allowing medical marijuana.

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

Our industry is highly competitive and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

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

We rely heavily on the expertise, experience and continued services of Matthew Feinstein, our Chief Financial Officer, Shawn Credle, our CEO, Joshua Eisenberg, our COO, and Marco Rullo, our Chief Strategy Officer. The loss of Mr. Feinstein, Mr. Credle, Mr. Eisenberg, or Mr. Rullo, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate Mr. Feinstein, Mr. Credle, Mr. Eisenberg, and Mr. Rullo, as well as other personnel, through competitive cash and equity compensation, but there can be no assurance that these programs will allow us to retain key personnel or hire new key personnel. As a result, if any member of our key personnel were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. Mr. Feinstein, Mr. Credle, and Mr. Eisenberg were the only key persons that we were dependent upon on December 31, 2019. Mr. Rullo was brought into the Company subsequent to December 31, 2019.

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

We may face lawsuits from time to time alleging that our intellectual property infringes on third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property. For example, the Company has a similar name as a 2008 motion picture produced by Columbia Pictures and distributed by Sony Pictures. On November 13, 2015, a letter from Sony Pictures Entertainment, Inc. was sent to the Company stating that it had come to their attention that our Company’s marketing website, pineappleexpress.com included reference to the Columbia motion picture entitled “Pineapple Express”. Sony Pictures asked us to not reference their motion picture because it may mislead the public into a false association of our entity and the Picture. They asked us to remove all references to the Picture and any other intercessional property elements associated with the Picture from our website and refrain from using any references in any other materials or mediums. The Company immediately took off all references of the motion picture from its website and has never and does not intend to include references of the motion picture in its marketing materials.

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

The Cities of Los Angeles’ and Palm Springs’ laws and regulations may change.

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

We may face possible agricultural risks.

Cultivation hasn’t become operational yet, but when it does, there are risks such as there may be bad crops if not handled correctly by the cultivators.

Risks Relating to our Acquisition of THC

Even though we transferred the rights of the website and trademarks for THC Industries, LLC, we continue to experience litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming. Management intends to dissolve THC Industries, LLC.

PVI’s plans to expand its product offerings and sales channels might not be successful, and implementation of these plans might divert our operational, managerial and administrative resources, which could impact our competitive position.

PVI’s success and the planned growth and expansion of the business depends on their products and services achieving greater and broader acceptance, resulting in a larger customer base, and on the expansion of its operations into new markets. However, there can be no assurance that customers will purchase its products and/or services, or that they will be able to continually expand their customer base. Additionally, if they are unable to effectively market or expand their product and/or service offerings, we will be unable to grow and expand our business or implement our business strategy.

PVI’s ability to grow its existing brand and develop or identify new growth opportunities depends in part on its ability to appropriately identify, develop and effectively execute strategies and initiatives. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. These plans involve various risks discussed elsewhere in these risk factors, including:

●	implementation of these plans may be delayed or may not be successful;

●	if PVI’s expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our sales may decrease; and

●	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, PVI’s ability to successfully carry out our plans to expand its product offerings may be affected by, among other things, laws and regulations pertaining to cannabis use, economic and competitive conditions, changes in consumer spending patterns and consumer preferences. PVI’s expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact its competitive position and reduce our revenue and profitability.

A disruption in information technology infrastructure may interrupt operations and effect the Company and its investors.

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

A failure in PVI’s online retail operations could significantly disrupt our business and lead to reduced sales and reputational damage.

PVI’s online retail operations account for a significant portion of the Company’s income and are subject to numerous risks that could have a material adverse effect on our operational results. Risks to online revenue include, but are not limited to, the following:

●	Poor customer service;

●	Poor execution of operations;

●	changes in consumer preferences and buying trends relating to internet usage;

●	changes in required technology interfaces;

●	website downtime; and

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

Cannabis delivery sales through PVI’s website operations may involve the collection, storage and transmission of customers’ credit card information and personal identification data, as well as employee information and non-public company data. The costs associated with maintaining the security of such information, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud or a malicious breach of our information systems, could materially adversely affect our results of operations. If the security of the customer data stored on our servers or transmitted by our network is breached, our reputation could be materially adversely affected, which could negatively impact our sales results, and we could be subject to litigation. To date, we have not experienced any security breaches.

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

To date, our revenue growth has been derived from licensing intellectual property and our portfolio of income generating assets. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of PVI’s products and expanding its customer base. There can be no assurance that customers will purchase their products or that they will continue to expand their customer base. If they are unable to effectively market or expand their product offerings, they will be unable to grow and expand their business or implement their business strategy. This could materially impair their ability to increase sales and revenue and materially and adversely affect their margins, which could harm our business and cause our stock price to decline.

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

PVI’s future manufacturers could fail to fulfill orders for products, which would disrupt their business, increase costs, harm their reputation and potentially cause them to lose our market.

PVI depends on certain manufacturers to produce products. These manufacturers could fail to produce products to PVI’s specifications or in a workmanlike manner and may not deliver the units on a timely basis. Their manufacturers may also have to obtain inventories of necessary parts. Any change in manufacturers to resolve production issues could disrupt PVI’s ability to fulfill orders. Any change in manufacturers to resolve production issues could also disrupt business due to delays in finding new manufacturers, providing specifications and testing initial production. Such disruptions in business and/or delays in fulfilling orders would harm PVI’s reputation and would potentially cause them us to lose their market.

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

Prior to April 28, 2016, our common stock was quoted on the OTC Pink Marketplace. On April 28, 2016 the SEC suspended the trading of our Common Stock due to irregular market activity. It is management’s belief that such activity was spawned by news of a public figure investing into the Company. The trading suspension ended on May 11, 2016 but a broker must also file a Form 15c2-11 with FINRA that must be approved before our Common Stock can be eligible to resume quotation on the OTC Pink Marketplace or OTCQB Marketplace. As of the date hereof, no broker has filed a Form 15c2-11 and as a result, our common stock trades on the OTC Grey Market.

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

We anticipate that a broker will file a Form 15c2-11 and that such form will be approved and that the caveat emptor will be removed in the first half of 2021. Should the OTC Markets Group refuse to remove the caveat emptor symbol, our common stock may never be able to transition from the OTC Grey Market, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our stock price may be subject to increased volatility, making it difficult or impossible for you to resell shares of our common stock.

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

Our Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Nevada Revised Statutes, our Articles of Incorporation or our bylaws. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the choice of forum provision contained in our Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Concurrently with the filing of this Annual Report, the Company is responding to a comment issued by the SEC in connection with the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2020.

ITEM 2. PROPERTIES

Our headquarters are located in Los Angeles, California, where Pineapple Ventures, Inc. leases office space for us of 2,149 sq ft under a two-year lease effective July 29, 2020, at a monthly lease amount of approximately $9,000. We have been at this location for four years and this new lease was just signed.

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

Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name www.thc.com, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued a final award for transfer of the IP rights and the exercise of a put option in or about December 23, 2019, in favor of Claimants. Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company has accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable.

Pineapple Express v. Ramsey Salem JAMS Arbitration Reference Number: 1220063897, filed December 4, 2019. This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. The matter is presently pending before JAMS and set for arbitration to be conducted on March 22, 2021.

Hawkeye v. Pineapple Express, Inc., et al. Los Angeles Superior Court Case Number Case Number: BC708868, filed June 6, 2018. Plaintiff claims damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants. Nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020 for the amount of $615,000, which monies remain due and outstanding. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al., Los Angeles Superior Court Case Number: 18SMCV00149, filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019 pending the outcome of Arbitration. The matter was arbitrated and the arbitrator issued a final award in favor Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was reduced to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding.

Cunningham v. Pineapple Express, Inc, Los Angeles Superior Court Case Number: BS171779, Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. On information and belief, enforcement proceedings continue for the sums outstanding on the Judgment.

Pineapple Express, Inc. v. Cunningham Los Angeles Superior Court Case Number: SC127731, filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. Enforcement proceedings have ensued and said judgment remains outstanding to date. On information and belief, enforcement proceedings continue for the sums outstanding on the Judgment.

The Hit Channel v. Pineapple Express, Inc. Los Angeles Superior Court Case Number: 19STCV09006, filed in or about March 14, 2019. This action arose from certain complaint and cross-complaint arising from certain licensing agreement entered into between the parties for the commercial exploitation of the URL and Domain Name THC.com. The matter has since resolved pursuant to the confidential settlement agreement entered into by and between the parties, the licensing agreement has been deemed terminated, and the matter has been dismissed with prejudice by order of the court on February 14, 2020.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc. JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against respondent, Pineapple Express, Inc. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Nonetheless, the parties are cooperating to resolve this matter in advance of hearing.

Novinger v. Pineapple Express, Inc. Los Angeles Superior Court Case Number: 20CHLC10510, filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,000. On September 23, 2020, a default judgment was entered against Pineapple Express, Inc. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to Defendant.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTC Grey Market under the ticker symbol “PNPL”. As of December 31, 2019, there were 282 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2018	High	Low
Quarter ended December 31	$1.45	$0.60
Quarter ended September 30	$1.37	$0.25
Quarter ended June 30	$1.25	$0.80
Quarter ended March 31	$1.65	$0.70

2019	High	Low
Quarter ended December 31	$1.96	$0.11
Quarter ended September 30	$0.55	$0.26
Quarter ended June 30	$1.00	$0.50
Quarter ended March 31	$1.50	$0.40

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

Issuance of Shares

During the fiscal year ended December 31, 2019, we issued an aggregate of 5,000 shares of our common stock related to prior year subscriptions to investors in exchange for $2,500. We also issued 10,000,000 shares of our common stock in exchange for a 50% equity method investment in PVI valued at $5,500,000 and we issued 488,000 shares of our common stock related to settlements of debt and payables with a value of $220,400.

During the fiscal year ended December 31, 2018, we issued an aggregate of 510,000 shares of our common stock to investors in exchange for $165,000. We also issued 200,000 shares in exchange for delayed lease obligations valued at $100,000 and 10,000 shares with a value of $5,000 were issued as charitable donations.

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

Issuances of Shares to Employees, Directors, Advisors and Consultants

During the fiscal year ended December 31, 2019, we issued an aggregate of 535,000 shares of our common stock to our employees, directors, advisors and/or consultants. During the fiscal year ended December 31, 2018, we issued an aggregate of 922,500 shares of our common stock to our employees, directors, advisors and/or consultants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Choice of Forum Provision in Articles of Incorporation

Our Articles of Incorporation provide that, unless we consent in writing ot he selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada is the exclusive forum for the following types of actions or proceedings: (a) any derivative action or proceeding brought on behalf of the Corporation, (b) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Corporation to the Corporation or the Corporation’s stockholders, creditors or other constituents, (c) any action asserting a claim arising pursuant to any provision of the NRS or these Articles of Incorporation or the Bylaws, (d) any action to interpret, apply, enforce or determine the validity of these Articles of Incorporation or the Bylaws or (e) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Eighth Judicial District Court of Clark County, Nevada having personal jurisdiction over the indispensable parties named as defendants therein; provided that, if and only if the Eighth Judicial District Court of Clark County, Nevada dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Nevada.

Despite the fact that the Articles of Incorporation provide for this exclusive forum provision to be applicable to the fullest extent permitted by applicable law, Section 27 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, this provision of the Company’s Articles of Incorporation would not apply to claims brought to enforce a duty or liability created by the Securities Act, Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. We do not undertake any obligation to update forward-looking statements as a result of new information, future events or developments or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Annual Report.

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2019 and 2018, and for the years then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern

Introduction

This Annual Report includes, in one comprehensive filing, the business and financial information for the Company for the fiscal years ended December 31, 2019 and 2018; in addition, and the Company’s financial statements and supplementary data include summarized quarterly results of operations for each of the quarters ended (i) March 31, June 30 and September 30, 2019, and (ii) March 31, June 30 and September 30, 2018. This review should be read in conjunction with the Company’s financial statements and supplementary data, which are included in this Annual Report.

The Company has spent the last several years recasting the direction of the Company. We intend to take advantage of the opportunities that have been identified in the cannabis sectors. The market opportunities that are opened to a cannabis company include PVI’s involvement with cannabis delivery, retail, manufacturing, and cultivation. Our main focus has been to receive 40% of all net income generated by PVI from its business ventures, as well as selling the Top Shelf System to cannabis dispensaries.

Our Business

The Company was originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. It changed its name to “Helixphere Technologies Inc.” on April 12, 1999 and to “New China Global Inc.” on October 2, 2013. It reincorporated in Wyoming on October 30, 2013 and changed its name to “Globestar Industries” on July 15, 2014. On August 24, 2015, the Company entered into a share exchange agreement with Better Business Consultants, Inc. (“BBC” dba “MJ Business Consultants”), a corporation formed in California on January 29, 2015, all of BBC’s shareholders, and the Company’s majority shareholder (the “Share Exchange”). Pursuant to the Share Exchange, BBC became a wholly owned subsidiary of the Company. Upon consummation of the Share Exchange, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.” BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company. Better Business Consultants, Inc. has since been sold by the Company.

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

Pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Wyoming corporation (“Pineapple Express”), and Pineapple, Inc., a Nevada corporation (“Pineapple”) and wholly-owned subsidiary of Pineapple Express, effective as of April 15, 2020 (the “Effective Date”), Pineapple Express merged with and into Pineapple, with Pineapple being the surviving entity (the “Reincorporation Merger”). The Reincorporation Merger was consummated to complete Pineapple Express’ reincorporation from the State of Wyoming to the State of Nevada. The Merger Agreement, the Reincorporation Merger, the Name Change (as defined below) and the Articles of Incorporation and Bylaws of Pineapple were duly approved by the written consent of shareholders of Pineapple Express owning at least a majority of the outstanding shares of PE Common Stock, dated December 18, 2019. Pursuant to the Merger Agreement, the Company’s corporate name changed from “Pineapple Express, Inc.” to “Pineapple, Inc.”

The Company is based in Los Angeles, California. Through the Company’s operating subsidiary Pineapple Express Consulting, Inc. (“PEC”), as well as its portfolio asset, PVI the Company provides capital to its canna-business clientele, leases real properties to those canna-businesses, takes equity positions and manages those operations, and provides consulting and technology to develop, enhance, or expand existing and newly formed infrastructures. Pineapple aims to become the leading portfolio management company in the U.S. cannabis sector. The Company’s executive team blends enterprise-level corporate expertise with a combined three decades of experience operating in the tightly-regulated cannabis industry. Pineapple’s strategic asset integration has provided it with the infrastructure to support its subsidiaries with cost-effective access to all segments of the vertical: from cultivation and processing, to distribution, retail and delivery. With its headquarters in in Los Angeles, CA, Pineapple’s portfolio company, PVI, is rapidly increasing its footprint throughout the state and looking to scale into underdeveloped markets. While PVI is generating revenues from the above-mentioned means, PEC is currently still in development and is currently not generating revenues. The Company receives monthly dividends equal to 40% of PVI’s income that provide regular operating cash flows.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As a result, significant volatility has occurred in both the United States and International markets. While the disruption is currently expected to be temporary, there is uncertainty around the duration. To date, the Company has experienced declining revenues, difficulty staffing interpreters, difficulty meeting debt covenants, maintaining consistent service quality with reduced revenue, and a loss of customers. Management expects this matter to continue to impact our business, results of operations, and financial position, but the ultimate financial impact of the pandemic on the Company’s business, results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

Year Ended December 31, 2019, as compared to Year Ended December 31, 2018

Revenue

Revenue from operations for the fiscal year ended December 31, 2019 was $15,000, which represents an increase of $5,000, or 50% from $10,000 during the fiscal year ended December 31, 2018. The increase in revenue was related to generating 3 months of consulting revenue from PVI in 2019 as compared to 2 months of consulting revenue from PVI in 2019.

Operating Loss from Continuing Operations

Operating loss from continuing operations for the fiscal year ended December 31, 2019 was $1,616,174, an increase of $632,770, or 64.3%, from an operating loss from continuing operations of $983,404 during the fiscal year ended December 31, 2018. While both revenue and operating expenses increased, the increase in operating expenses was more significant as noted in the discussion of general and administrative expenses below, resulting in an increase of the operating loss.

General and Administrative

General and administrative expenses for the fiscal year ended December 31, 2019 were $1,622,545, an increase of $637,769, or 64.7%, from $984,776 during the fiscal year ended December 31, 2018. The most significant change was the increase in legal settlements of $466,237. These were offset by a reduction in consultant expense of $214,819. The Company also experienced an overall reduction in operations from 2018 to 2019, but incurred significant legal and professional fees totaling $384,439 related to ongoing legal matters, settlement negotiations, and the cost of completing its SEC reporting that resulted in an overall increase in general and administrative expenses.

Depreciation

Depreciation expense for the fiscal years ended December 31, 2019 and 2018 was $8,629 and $8,628, respectively. This is consistent with the depreciable asset base which did not change from 2018 to 2019.

Other Income/Expense

During the fiscal year ended December 31, 2019, the Company has total other income of $447,712, consisting of $631,360 of other income from the Mutual Release Agreement, net of $104,775 in losses on settlements of debt, $17,588 in interest expense and $61,285 in losses from the Company’s equity method investment. During the fiscal year ended December 31, 2018, the Company had total other expense of $381,737, consisting of a $323,459 gain on the change in fair value of derivative liabilities, net of $129,364 in interest expense, a loss on abandoned projects of $500,000, and a loss on settlement of debt of $75,382.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $1,168,462 for the fiscal year ended December 31, 2019, as compared to a net loss of $1,365,141 for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had a working capital deficit of $10,288,259, $0 in cash, and a $1,000,000 stock subscription receivable. As of December 31, 2019, the Company’s current liabilities included $871,528 in accounts payable and accrued liabilities, $312,182 in accrued interest payable, $2,139,753 in related party notes payable, $19,838 in other notes payable, $784,000 in advances on agreements, $5,940,720 in stock subscriptions payable, $1,000,000 in put option payable, and $140,048 in contingent liabilities. We have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultants and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and 3rd party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

Since December 31, 2019, the Company has utilized cash of $342,460, all of which came in the form of related party on demand loans. We intend to continue raising additional capital through related party loans. Additionally, in 2021 the Company is planning to apply to have its common stock quoted on the OTC Markets, at which point the Company plans to raise money through issuances of debt and/or equity securities in private placements to accredited investors. There can be no assurance that these funds will be available on terms acceptable to us, if at all, or will be sufficient to enable us to fully complete our development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead and operations, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Our consolidated financial statements included elsewhere in this Annual Report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $13,418,661 as of the fiscal year ended on December 31, 2019 and had a net loss of $1,168,462 and utilized net cash of $252,261 in operating activities. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm in their audit report to our consolidated financial statements for the fiscal year ended December 31, 2019 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included elsewhere in this Annual Report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Based on our management’s estimates and expectation to continue to receive short-term debt funding from a related party on as needed basis, we believe that current funds on hand as of the date of issuance and proceeds of such loans will be sufficient for us to continue operations through the year ending December 31, 2021 and beyond through February 28, 2022. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business; however, we can give no assurance that any future financing will be available or, if at all, and if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity and/or convertible debt financing.

Cash Flows Provided by (Used In) Operating Activities

Operating Activities

During the fiscal year ended December 31, 2019, we used $252,261 of cash in operating activities, primarily as a result of our net loss of $1,168,462, net of non-cash operating income of $56,673, including $631,360 in income from the Mutual Release Agreement, net of $104,775 in losses on settlements of debt, $293,900 in stock-based compensation, depreciation expense of $8,629, and a loss from the Company’s equity method investment of $61,285. Operating assets and liabilities increased by $972,874, primarily due to an increase in stock subscriptions payable of $447,320, an increase in accounts payable and accrued liabilities of $398,526, and increase in contingent liabilities of $69,517, and an increase in accrued interest payable of $13,463. During the fiscal year ended December 31, 2018, we used $267,921 of cash in operating activities, primarily as a result of our net loss of $1,365,141, net of non-cash operating expenses of $781,626, including $100,000 in common stock issued for delayed lease obligations, $5,000 in common stock issued for charitable donations, $415,625 in stock-based compensation, depreciation expense of $8,628, a loss on abandoned projects of $500,000, and a loss on the settlement of debt of $75,832, net of a $323,459 gain from the change in fair value of derivative liabilities. Operating assets and liabilities increased by $315,594, primarily due to an increase in accounts payable and accrued liabilities of $181,231 and an increase in accrued interest payable of $129,363.

Investing Activities

During the fiscal years ended December 31, 2019 and 2018, we had no cash flows from investing activities.

Financing Activities

During the fiscal year ended December 31, 2019, we received $252,261 in cash from financing activities, primarily from $387,367 in proceeds from related party notes payable, net of $101,606 in repayments of lease obligations. During the fiscal year ended December 31, 2018, we received $245,746 in cash from financing activities, including $165,746 in proceeds from related party notes payable and $85,000 from the sale of common stock, net of $5,000 in repayments of related party notes payable.

Selected Quarterly Results of Operations

The following table shows selected results of operations for each quarter during the nine months ended December 31, 2019 and 2018:

	Sep. 30,	Jun. 30,	Mar. 31,	Sep. 30,	Jun. 30,	Mar. 31,
(In thousands, except per share data)	2019	2019	2019	2018	2018	2018

Revenue	$-	$-	$15,000	$2,500	$-	$-
Cost of revenue	-	-	-	-	-	-

Gross profit	-	-	15,000	2,500	-	-

Operating expenses:
General and administrative	230,038	553,822	124,627	406,073	175,873	186,762
Depreciation	2,157	2,157	2,157	2,157	2,157	2,157

Total operating expenses	232,195	555,979	126,784	408,230	178,030	188,919

Operating loss	(232,195)	(555,979)	(111,784)	(405,730)	(178,030)	(188,919)

Other (income) expense:
Interest expense	35,543	35,543	35,543	53,173	52,493	51,498
Loss on settlement of debt	-	92,400	12,375	-	97,800	-
Change in fair value of derivative liabilities	-	-	-	(336,456)	(511,475)	176,626
Other income	-	(631,360)	-	-	-	-
Loss from equity method investment	61,128	20,733	2,592	-	-	-
Total other (income) expense	96,671	(482,684)	50,510	(283,283)	(361,182)	228,124

Income (loss) from operations before taxes	(328,866)	(73,295)	(162,294)	(122,447)	183,152	(417,043)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(328,866)	$(73,295)	$(162,294)	$(122,447)	$183,152	$(417,043)

Net loss per share

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.01)

Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.01)

Revenue

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018.

Revenue from the three months ended September 30, 2018 included a billing of consulting services by the Company’s Pineapple Express Consulting subsidiary at $2,500 to PVI. No such transactions occurred during the three months ended September 30, 2019.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018.

Neither three-month period had any revenue.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018.

Revenue from the three months ended March 31, 2019 included three monthly billings of consulting services by the Company’s Pineapple Express Consulting subsidiary at $5,000 per month with PVI prior to the Company’s investment in PVI in April 2019, triggering the termination of the Consulting Agreement. No such transactions occurred during the three months ended March 31, 2018.

General and Administrative

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018.

General and administrative expenses for the three months ended September 30, 2019 decreased by $176,035 or 43.3% compared to the three months ended September 30, 2018. The most significant decrease is from consultant expense, which decreased $303,150. We noted that the Company recorded stock-based compensation of $250,000 in July 2018 related to Eric Kennedy. There was no significant stock-based compensation during the quarter ended September 30, 2019. The decrease in consultant expense was offset by increases to legal and professional fees of $68,112.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018.

General and administrative expenses for the three months ended June 30, 2019 increased by $377,949 or 214.9% compared to the three months ended June 30, 2018. The most significant increases are from legal and professional fees, which increased $130,237, and consultant expense, which increased $276,046, due to limited resources to complete the necessary filings with the SEC to be able to raise additional capital and finance future operations. We noted that the Company recorded stock-based compensation of $275,000 in May 2019 related to hiring Shawn Credle as the Company’s CEO. The Company also incurred increased legal fees in general in 2019 in connection with the legal matters discussed above.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018.

General and administrative expenses for the three months ended March 31, 2019 decreased by $62,135 or 33.3% compared to the three months ended March 31, 2018. The most significant decrease is from consultant expense, which decreased $83,801. The decrease in consulting fees primarily comes from certain consultants the Company had been working with in early 2018 towards SEC filings where the relationships ended, and those expenses were no longer incurred.

Depreciation

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018.

Depreciation remained consistent between the three months ended September 30, 2019 and the three months ended September 30, 2018.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018.

Depreciation remained consistent between the three months ended June 30, 2019 and the three months ended June 30, 2018.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018.

Depreciation remained consistent between the three months ended March 31, 2019 and the three months ended March 31, 2018.

Other Income/Expense

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018.

Other expense for the three months ended September 30, 2019 was $96,671, compared to other income of $283,283 for the three months ended September 30, 2018, a change of $379,954. The increase is primarily attributable to a $336,456 gain recorded during the quarter ended September 30, 2018 from change in fair value of the put liability. We also noted that the Company’s 50% share of the loss from its equity method investment in PVI was $61,128 during the quarter ended September 30, 2019, but the Company had not yet made this investment in 2018.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018.

Other income for the three months ended June 30, 2019 increased by $121,502 or 33.6% compared to other income for the three months ended June 30, 2018. The most significant impact comes from other income of $631,360 recorded by the Company in May 2019 in connection with the Mutual Release Agreement discussed above, which allowed for the Company to keep prepaid rent of $160,680 and the $470,680 security deposit balance maintained under the terminated lease agreements. This was offset by a loss on settlement of debt of $92,400 and the Company’s 50% share of the loss from its equity method investment in PVI of $20,733 when there was no such investment in 2018. The other income during the quarter ended June 30, 2018 includes a $511,475 gain from the change in fair value of the put liability, offset by a $97,800 loss on settlement of debt and interest expense of $52,493.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018.

Other expense for the three months ended March 31, 2019 was $50,510 compared to $228,124 for the three months ended March 31, 2018, a decrease of $177,614 or 77.9%. Other expense for the quarter ended March 31, 2019 includes interest expense of $35,543 and losses on settlement of debt of $12,375. Other expense for the quarter ended March 31, 2018 included a loss from the change in fair value of the put option of $176,626 and interest expense of $51,498.

Net Income/Loss

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018.

Overall, the Company’s net loss for the three months ended September 30, 2019 increased by $206,419 or 168.6% compared to net loss for the three months ended September 30, 2018. This results from an offset between higher general and administrative expenses and other income during the three months ended September 30, 2018 compared to other expense for the three months ended September 30, 2019.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018.

Overall, the Company recorded a net loss of $73,295 for the three months ended June 30, 2019 compared to net income of $183,152 for the three months ended June 30, 2018, a change of $256,447. This results from other income recognized during the three months ended June 30, 2019, reduced by higher general and administrative expenses compared the three months ended June 30, 2018.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018.

Overall, the Company’s net loss for the three months ended March 31, 2019 decreased by $254,749 or 61.1% compared to net loss for the three months ended March 31, 2018. This primarily results from settlement losses recognized during the three months ended March 31, 2019 being less than the other expense for the change in fair value of the put option recorded during the three months ended March 31, 2018, along with decreased general and administrative expenses.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, fair value of right-of-use assets and lease liabilities, assessment of legal accruals, the fair value of our stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

The fair value of the Company’s warrant grants, including the put obligation liability from the THC Merger, are estimated using the Black-Scholes-Merton and Binomial Option Pricing models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton and Binomial Option Pricing models and based on actual experience. The assumptions used in the Black-Scholes-Merton and Binomial Option Pricing models could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of the fiscal year ended December 31, 2019 and 2018, there were no outstanding warrants.

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2019, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Pineapple, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pineapple, Inc. as of December 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Pineapple, Inc. as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Pineapple, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Pineapple, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Notes 1 and 7 to the financial statements, the Company purchased land through a related party and entered into other significant transactions with related parties resulting in related party notes payable. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these transactions were among wholly unrelated parties.

We served as Pineapple, Inc. auditor from 2019 through 2021.

Irvine, CA

March 31, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Pineapple, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pineapple, Inc. as of December 31, 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Pineapple, Inc. as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Pineapple, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Pineapple, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Notes 1, 5 and 7 to the financial statements, the Company acquired an equity method investment from a related party and entered into other significant transactions with related parties resulting in related party notes payable. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these transactions were among wholly unrelated parties.

/s/ Macias Gini & O’Connell LLP

We have served as Pineapple, Inc. auditor since 2021.

Irvine, CA

February 12, 2021

Pineapple, Inc. and Subsidiaries

Consolidated Balance Sheets

	2019	2018
Assets
Current Assets:
Cash	$-	$-
Accounts receivable	-	5,000
Stock subscription receivable	1,000,000	1,000,000
Total Current Assets	1,000,000	1,005,000

Property and equipment (net of depreciation)	21,778	30,407
Operating lease right-of-use asset	40,775	-

Other Assets:
Equity method investment	10,938,715	-
Deposits	7,944	7,944
Total Other Assets	10,946,659	7,944
Total Assets	$12,009,212	$1,043,351

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$871,528	$1,093,535
Accrued interest payable	312,182	298,719
Stock subscriptions payable	5,940,720	37,500
Operating lease liability	41,142	-
Unearned revenue	-	310,680
Security deposits	-	470,680
Due to affiliates	39,048	-
Notes payable, related party	2,139,753	1,236,975
Notes payable	19,838	19,838
Advances on agreements	784,000	802,500
Put option payable	1,000,000	1,000,000
Contingent liabilities	140,048	70,531
Total Current Liabilities	11,288,259	5,340,958
Total Liabilities	11,288,259	5,340,958

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 76,890,925 and 65,862,925 shares issued and outstanding, respectively	7	6
Additional paid-in-capital	14,139,607	7,952,586
Accumulated deficit	(13,418,661)	(12,250,199)
Total Stockholders’ Equity (Deficit)	720,953	(4,297,607)
Total Liabilities and Stockholders’ Equity (Deficit)	$12,009,212	$1,043,351

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Revenue	$15,000	$10,000

Operating Expenses
General and administrative	1,622,545	984,776
Depreciation	8,629	8,628
Total Operating Expenses	1,631,174	993,404

Operating loss	(1,616,174)	(983,404)

Other (Income) Expense
Interest expense	17,588	129,364
Change in fair value of derivative liabilities	-	(323,459)
Loss on settlement of debt	104,775	75,832
Loss on abandoned projects	-	500,000
Other income	(631,360)	-
Loss from equity method investment	61,285	-
Total Other (Income) Expense	(447,712)	381,737

Loss from operations before taxes	(1,168,462)	(1,365,141)

Provision for income taxes	-	-

Net Loss	$(1,168,462)	$(1,365,141)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Common Shares – Basic and Diluted	73,948,733	64,731,914

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2018	64,220,425	$6	$7,223,211	$(10,885,058)	$(3,661,841)
Sale of common stock	510,000	-	165,000	-	165,000
Stock-based compensation	922,500	-	459,375	-	459,375
Shares issued for delayed lease obligations	200,000	-	100,000	-	100,000
Charitable donations	10,000	-	5,000	-	5,000
Net loss	-	-	-	(1,365,141)	(1,365,141)
Balance as of December 31, 2018	65,862,925	$6	$7,952,586	$(12,250,199)	$(4,297,607)

Balance as of January 1, 2019	65,862,925	$6	$7,952,586	$(12,250,199)	$(4,297,607)
Common stock issued for prior year subscriptions	5,000	-	2,500	-	2,500
Common stock issued for compensation	535,000	-	295,500	-	295,500
Common stock issued for settlements of debt and payables	488,000	-	220,400	-	220,400
Gain on settlements of related party payables	-	-	156,251	-	156,251
Gain on settlement of related party note payable	-	-	14,871	-	14,871
Refund of additional paid-in-capital	-	-	(2,500)	-	(2,500)
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	5,500,000
Net loss	-	-	-	(1,168,462)	(1,168,462)
Balance as of December 31, 2019	76,890,925	$7	$14,139,607	$(13,418,661)	$720,953

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities
Net loss	$(1,168,462)	$(1,365,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,629	8,628
Non-cash lease expense	101,973	-
Income from Mutual Release Agreement	(631,360)	-
Loss on abandoned projects	-	500,000
Loss from equity method investment	61,285	-
Loss on settlement of debt	104,775	75,832
Interest expense - debt settlements	4,125	-
Change in fair value of derivatives liabilities	-	(323,459)
Stock-based compensation	293,900	415,625
Common stock issued for delayed lease obligations	-	100,000
Common stock issued for charitable donations	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	5,000	(5,000)
Accounts payable and accrued liabilities	(398,526)	181,231
Accrued interest payable	13,463	129,363
Stock subscriptions payable	(447,320)	2,500
Due to affiliates	39,048	-
Contingent liabilities	69,517	7,500
Net cash used in operating activities	(252,261)	(267,921)

Cash Flows from Financing Activities
Proceeds from related party notes payable	387,367	165,746
Repayments of related party notes payable	(1,000)	(5,000)
Proceeds from notes payable	-	-
Repayments of lease obligations	(101,606)	-
Repayments of advances on agreements	(30,000)	-
Proceeds from sale of common stock	-	85,000
Refund of additional paid-in-capital	(2,500)	-
Net cash provided by financing activities	252,261	245,746

Net change in cash	-	(22,175)

Cash, beginning of year	-	22,175

Cash, end of year	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Supplemental Disclosures of Cash Flow Information

Cash paid for interest:	$-	$-
Cash paid for taxes:	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Stock issued in exchange for equity method investment	$11,000,000	$-
Common stock issued for settlements	$88,000	$-
Accounts payable and accrued liabilities adjusted to related party notes payable	$381,282	$36,621
Gain on settlements of related party payables	$156,251	$-
Deferred revenue adjusted to related party note payable	$150,000	$150,000
Gain on settlement of related party note payable	$14,871	$-
Reduction in advances on agreement in exchange for land	$-	$200,000
Common stock issued for prior year subscriptions	$57,500	$206,250
Gain on sale of subsidiary to entity under common control	$-	$-
Accrual for repurchase of common stock	$-	$1,000,000
Right-of-use asset and lease liability from the adoption of ASU 2016-02	$122,985	$-

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 1 – Description of Business

Pineapple, Inc. (“Pineapple” or the “Company”) was originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. On April 12, 1999, the Company changed its name to “Helixphere Technologies Inc.”. On September 19, 2013, the Company changed its name to “New China Global Inc.”.

On October 30, 2013, the Company filed its Articles of Continuance with the Secretary of State of Wyoming pursuant to which the Company was re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries”.

On August 24, 2015, the Company entered into a Share Exchange Agreement (the “BBC Agreement”) with Better Business Consultants, Inc. (“BBC”), a corporation incorporated under the laws of California on January 29, 2015, and Shane Oei, a majority shareholder of the Company at the time. Pursuant to the terms of the BBC Agreement, BBC shareholders exchanged all of the issued and outstanding capital of BBC for an aggregate of 50,000,000 newly and duly issued, fully paid and non-assessable shares of common stock of the Company. Upon closing, BBC became a wholly-owned subsidiary of the Company. In addition, Mr. Oei and Gary Stockport, another former shareholder of the Company at the time, cancelled 100,000,000 and 500,000 shares of the Company’s common stock, respectively, in connection with the BBC Agreement. As the owners and management of BBC obtained voting and operating control of the Company after the share exchange and Globestar Industries was non-operating, the transaction was accounted for as a recapitalization of BBC, accompanied by the exchange of previously issued common stock for outstanding common stock of Globestar Industries, which was recorded at a nominal value. Upon consummation of the BBC Agreement, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company.

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

On August 5, 2016, the Company entered into a Forbearance Agreement with THC Industries, Inc. because of late payments. This sparked a temporary foreclosure of assets. On March 27, 2017, the Company entered into a Standstill and Waiver Agreement with THC Industries, Inc. because of additional late payments. On June 22, 2017, the Company successfully completed the conditions of the Standstill and Waiver Agreement signed between the parties on March 27, 2017. The Company made its payments and completed its conditions in full for the Forbearance Agreement. The Company gained back control of the assets relative to the purchase transaction.

On March 14, 2017, the Company entered into a Share Purchase Agreement to sell BBC and its three wholly owned subsidiaries, Pineapple Express One LLC, Pineapple Express Two LLC, and Pineapple Property Investments, LLC to a related party, Jaime Ortega, in exchange for Mr. Ortega forgiving a debt of $10,000 owed to Sky Island, Inc, a related party of the Company owned by Mr. Ortega, so that Mr. Ortega can fund and prosecute litigation claims and settle debts for the subsidiaries resulting from unconsummated parcel purchases which the Company feels was purposely circumvented by third parties involved in those transactions. Mr. Ortega, as an interested party, took these steps so the Company’s claims can be addressed against the parties at fault without negatively impacting or distracting the Company. The sale of BBC and its subsidiaries also included the transfer of liabilities owed by those entities. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, as this subsidiary was sold to an entity under common control of the Company, the $841,511 in liabilities transferred, net of $10,000 in consideration received, has been recorded as an increase to the Company’s additional paid-in-capital equity account. On January 27, 2018, the Company completed the sale of BBC, Pineapple Express One LLC, Pineapple Express Two LLC and Pineapple Property Investments, LLC to Mr. Ortega.

On April 7, 2017, Orr Builders, Prest-Vuksic Architects, Inc. and MSA Consulting, Inc. (all California corporations), as Plaintiffs, filed a complaint upon the Company, including subsidiaries Pineapple Express One LLC, Better Business Consultants Inc., and MJ Business Consultants; Clonenetics Laboratories Cooperative, Inc.; United Pentecostal Church; and Healing Nature, LLC; within the Superior Court of the State of California for the County of Riverside, Case No. PSC 1700746 (hereinafter referred to as the “Lead Case”), and a related and consolidated Case No. PSC1702268, alleging, among other things: (i) breaches of contracts related to the DHS Project/Pineapple Park in the amount of $1,250,000, (ii) foreclosure of mechanics’ lien, (iii) negligent misrepresentation, and (iii) unjust enrichment (against United Pentecostal Church only). The Company was not a named defendant in this action. In 2019, the land (which was leased by the Company and sold to a third party) and warehouse (which was being built for the Company, yet completed by the third party) at 65241 San Jacinto Lane in Desert Hot Springs, CA, were ordered sold by way of judgment and the plaintiffs were entitled to recovery. The Company and its subsidiaries were dismissed from this action and will only be subject to a deficiency judgment, if any, when the property is sold.

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

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with Pineapple Ventures, Inc. (“PVI”) and the stockholders of PVI (the “PVI Stockholders”) in which the Company acquired a total of 50% of the outstanding shares of PVI, in consideration for 2,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s Common Stock, par value $0.0000001 (the “Common Stock”), in an amount equal to ten shares of Common Stock for each one share of Series A Convertible Preferred Stock. The PVI Stockholders elected to immediately convert the 2,000,000 shares of Series A Convertible Preferred Stock into 20,000,000 shares of common stock upon issuance. As a result of the investment in PVI, the Company now has a portfolio asset with which it has entered the cannabis cultivation, production and distribution sector throughout California. PVI has several leased properties that are currently being developed to provide these cannabis-related services. PVI, through its affiliates, has obtained various cannabis-related licenses throughout California.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Consolidation

The consolidated financial statements include the accounts of Pineapple, Inc. and its wholly-owned subsidiaries, THC Industries, LLC and Pineapple Express Consulting, Inc., doing business as Pineapple Express. Intercompany accounts and transactions have been eliminated.

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, fair values of right-of-use assets and lease liabilities, assessment of legal accruals, the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Fair Value of Financial Instruments

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB ASC establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2019 and 2018, the Company had no cash balances in excess of FDIC insured limits.

Property and Equipment

Property and equipment consist of furniture and fixtures and office equipment. They are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the classes of property and equipment are as follows:

Office equipment	5 years
Furniture and fixtures	7 years

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2019, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

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

At December 31, 2019 and 2018, the Company had no warrants outstanding and no shares issuable for conversion of notes payable.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, the Company recognizes revenue when a customer obtains control of the promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services, net of any variable consideration (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities.

Our service revenues arise from contracts with customers and include consulting related to the licensing, development, and compliance areas of the cannabis business and operational dispensary management. The Company also provides marketing and branding consulting services. We did not identify any costs incurred during the years ended December 31, 2019 and 2018 directly attributable to generating consulting revenue and therefore have not categorized any costs as costs of sales.

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

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain deposits to lessen our risk of non-payment by our customers. Customer deposits are recognized as revenue as we perform under the contract. As of December 31, 2019 and 2018, the Company had a balance of unearned revenue of $0 and $310,680, respectively. In April 2019, as a result of the Company’s investment in PVI, the licensing contract entered into with PVI in 2018 was terminated and the $150,000 customer deposit received in 2018 from PVI was returned. In August 2019, the Company entered into a Mutual Release Agreement with its lessees terminating lease agreements entered into in 2017 and 2018. Under the terms of the agreement the Company’s obligations under the lease agreements are terminated and both the unearned revenue of $160,680 and security deposits of $470,680 are retained by the Company and have accordingly been recognized as other income during the year ended December 31, 2019.

Changes to unearned revenue during the years ended December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Unearned revenue, beginning of year	$310,680	$160,680
Customer deposits received	-	150,000
Customer deposits returned	150,000
Other income recognized	160,680	-
Unearned revenue, end of year	$-	$310,680

Advertising/Promotion

The Company’s advertising/promotion costs are expensed as incurred. Advertising/promotion expense for the years ended December 31, 2019 and 2018 were $723 and $20,875, respectively.

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

The fair value of the Company’s warrant grants, including the put obligation liability from the THC Merger, are estimated using the Black-Scholes-Merton and Binomial Option Pricing models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton and Binomial Option Pricing models and based on actual experience. The assumptions used in the Black-Scholes-Merton and Binomial Option Pricing models could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, the market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of December 31, 2019 and 2018, there were no outstanding warrants.

Recently Adopted and Pending Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”, which sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. The guidance further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Upon adoption, the Company will recognize a lease liability and a right-of-use asset for operating leases where it is the lessee, such as ground leases and office and equipment leases. The Company adopted this guidance on January 1, 2019 and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

In January 2017, the FASB has issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The update addresses the complexity of accounting for certain financial instruments with “down round” features and the liability or equity classification of financial instruments with warrants or convertible features. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. The Company adopted this guidance on January 1, 2019 and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2017-07”), to include share-based payment transactions for acquiring goods and services from non-employees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on January 1, 2019 and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. The Company is still evaluating the effect the adoption will have on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes certain exceptions to the general principle of ASC 740 in order to reduce the cost and complexity of its application. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company does not believe adoption will have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $13,418,661 at December 31, 2019 and incurred a net loss of $1,168,462 and utilized net cash of $252,261 in operating activities during the year ended December 31, 2019. The Company has not generated significant revenues and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up-listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the year ended December 31, 2019, the Company raised $387,367 in cash proceeds from the issuance of related party notes.

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

Note 4 – Property and Equipment

Property and equipment as of December 31, 2019 and 2018 is summarized as follows:

	2019	2018
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,231
Subtotal	55,473	55,473
Less accumulated depreciation	(33,695)	(25,066)
Property and equipment, net	$21,778	$30,407

Depreciation expense for fiscal years ended December 31, 2019 and 2018 was $8,629 and $8,628, respectively.

During 2018, the Company transferred land with a carrying value of $700,000 for a $200,000 reduction in the advances on agreement liability, resulting in a loss on abandoned projects of $500,000. The land was purchased when the city in which it is located was the only city allowing for cannabis cultivation. Additional cities allowed for cultivation between when the land was purchased and when it was transferred, resulting in a significant devaluation from its original purchase price. See Note 9 for further details on the advances on agreement.

Note 5 – Equity Method Investment

In March 2019, the Company acquired a 50% investment in PVI in exchange for 2,000,000 shares of the Company’s Series A Preferred stock, which, upon issuance, were immediately converted into 20,000,000 shares of common stock. The investment has been accounted for under the equity method. In addition to having a direct investment, the Company also noted that common ownership with PVI represents an additional variable interest. However, it was determined that the Company does not have the power to direct the activities that most significantly impact PVI’s economic performance, and therefore, the Company is not the primary beneficiary of PVI and PVI has not been consolidated under the variable interest model.

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share of common stock. A total of 10,000,000 shares of common stock were issued as of December 31, 2019. The remaining 10,000,000 shares were issued in January 2020, subsequent to year-end, and are recorded as a stock subscription payable at December 31, 2019. See Note 11.

The following represents summarized financial information of PVI for the year ended December 31, 2019:

Revenue	$42,326
Cost of goods sold	1,618
Gross margin	40,708
Operating expenses	323,979
Net loss	$(283,271)

Based on its 50% equity investment, the Company has recorded a loss from equity investment of $61,285 for the year ended December 31, 2019, which has reduced the carrying value of the investment as of December 31, 2019 to $10,938,715.

In August 2019, PVI began advancing funds for payment of the Company’s monthly office rent. Total advances through December 31, 2019 were $42,856.

Note 6 – Leases

The Company leases office space under an operating lease expiring in June 2020. The lease includes an option to extend for an additional 3-year term with rent adjusted to market rates. The Company does not anticipate exercising the option to extend. Upon adopting ASU 2016-02 on January 1, 2019, the Company recorded a right-of-use asset and lease liability for $122,985 related to the remaining term of this operating lease. As an implicit rate was not available for the lease, the Company has used our incremental borrowing rate as the discount rate to measure the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. The Company has determined its incremental borrowing rate as of the inception of this lease to be 25% per year.

In accordance with ASC 842, Leases, the depreciation for the Company’s operating lease right-of-use assets are recorded in periodic lease expense within the Company’s general and administrative expenses in the consolidated statements of operations. The periodic lease expense recorded during the year ended December 31, 2019 was $101,973. Total lease payments for the year ended December 31, 2019 were $101,606. Total amortization of the operating lease right-of-use asset for the year ended December 31, 2019 was $82,210.

Future minimum lease payments required for this operating lease total $42,856, all of which is payable during 2020. Upon expiration in June 2020, the lease reverted to a month-to-month basis until PVI entered into a new lease for the property in August 2020. The Company has agreed to pay a rent allocation to PVI of $1,000 per month.

Note 7 – Notes Payable, Related Party

Notes payable, related party, are comprised of the following as of December 31, 2019 and December 31, 2018:

Noteholder	Due	Interest Rate	Secured	December 31, 2019	December 31, 2018
Sky Island, Inc.	Demand	0%	No	$1,757,124	$1,203,271
Matt Feinstein	Demand	0%	No	2,249	13,704
Eric Kennedy	Demand	0%	No	30,000	-
Rob Novinger	Demand	0%	No	25,000	20,000
Neu-Ventures, Inc.	Demand	0%	No	325,280	-
Total				$2,139,753	$1,236,975

The Company entered into a series of individual notes with Sky Island, Inc., a wholly-owned entity by our majority shareholder Jaime Ortega, from December 14, 2015 through March 10, 2016 in an amount including principal and interest of $751,000 (the “Prior Notes”) that were cancelled and restructured on March 10, 2016 to a subsequent promissory note (the “1st Subsequent Note”) in an amount of $750,000 after a payment of $1,000. The individual Prior Notes were all due and payable on demand by the holder with an interest rate of 10% per annum, interest of which would be due on the then unpaid principal balance on the last day of each calendar quarter beginning December 31, 2016, with all the remaining principal and interest due and payable in full on December 31, 2021. The 1st Subsequent Note was due and payable upon demand and bore interest of 6% per annum. If no demand was made, then payments of interest only would be payable on the unpaid principal amount on the last day of each calendar quarter beginning December 31, 2016, and any and all remaining principal and interest would be due in full on December 31, 2021.

On April 5, 2017, the Company entered into a “2nd Subsequent Note” in an amount of $484,000 that cancelled the 1st Subsequent Note. Principal and interest on the 2nd Subsequent Note were all due and payable upon demand by the holder. As a result of the cancellation on April 5, 2017, the Company recorded a Troubled Debt Restructure write-down of $178,500 as a gain on settlement of debt in the consolidated statements of operations.

On July 17, 2017, the Company issued an unsecured promissory note to Sky Island for $700,000 to fund the purchase of a parcel of property necessary for the Company’s development projects from an unrelated third party. The note and accrued interest at 10% are due and payable on demand by Sky Island. In June 2020, Sky Island agreed to reduce interest charged on the outstanding balance to 0%.

Since January 1, 2018 to December 31, 2019, the Company increased the Sky Island promissory notes from a beginning balance of $1,158,000 to a closing balance of $1,757,124 from additional advances and payments on behalf of the Company.

The promissory note transactions were deemed a related party transaction because Jaime Ortega, Owner/COO/Director of Sky Island, Inc., was a founding shareholder of the Company. Mr. Ortega has an aggregate ownership of 51.7% and 49.6% of the issued and outstanding common stock of the Company as of December 31, 2019 and 2018, respectively.

In September 2016, the Company received a $50,000 loan from Matt Feinstein, a Director, related to the acquisition of a company investment in 2016, which was then sold in 2017. This loan and any subsequent advances are due on demand and do not incur interest. The Company received additional advances from Mr. Feinstein during the years ended December 31, 2019 and 2018 of $3,416 and $2,096, respectively. During 2019, Mr. Feinstein agreed to reduce the note balance by $14,871, which has been recorded as a gain on settlement of related party debt in the consolidated statements of stockholders’ equity (deficit).

In May 2019, the Company agreed to a settlement with Eric Kennedy, a Director, related to deferred cash compensation that had been accrued for in the Company’s accounts payable and accrued liabilities to reduce the amount to $35,000, resulting in a gain on settlement of related party payables of $36,000, which was recorded in the consolidated statements of stockholders’ equity (deficit). Therefore, the $35,000 was reclassified to related party notes payable. The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2019.

As of December 31, 2018, Rob Novinger has been paid $10,000 against his note with an original balance of $30,000, leaving a balance of $20,000. An additional $5,000 was added to the balance from a new advance received in 2019, leaving a balance of $25,000 at December 31, 2019.

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. Advances from Neu-Ventures between April and December 2019 totaled $325,380. These advances are due on demand and do not incur interest.

Accrued interest payable on the Sky Island promissory notes as of December 31, 2019 and 2018 was $304,707 and $291,244, respectively. Interest expense of $17,588 and $129,363 was recorded for the years ended December 31, 2019 and 2018, respectively. There was no interest paid on Notes Payable, Related Party, during the years ended December 31, 2019 or 2018.

Note 8 – Notes Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016 for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of December 31, 2019 and 2018 is $27,313, which includes principal of $19,838 and $7,475 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a Director. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest.

Note 9 – Advances on Agreements

At December 31, 2019 and 2018, advances on agreements balance consist of the following:

Noteholder	December 31, 2019	December 31, 2018
Investor One and Investor Two	$169,000	$187,500
Investor Three	615,000	615,000
Advances on Agreements	$784,000	$802,500

Investor One

On February 16, 2016, the Company entered into a Binding Letter of Intent (“BLOI1”) with Investor One that the Company deemed a financing agreement for the purchase of a certain property (APN: 665-030-044), and upon completion of development of the acquired property, subsequently a revenue share agreement that was for the following considerations: (i) payment by Investor One of $125,000, representing one-half the purchase price of the property, (ii) the Company would have repurchased the financed property for $187,500 within one year of the purchase, and (iii) “rent” payments of $3,750/month would have occurred during the referenced one year period.

During March 2016, the $125,000 in financing from Investor One, in addition to $40,768 from the Company, was deposited in Escrow No.: 7101604737-ST with Chicago Title Company against the purchase of another property (APN: 665-030-043) that was the subject of additional funding by a Investor Two, described below.

Investor Two

On March 18, 2016, the Company entered into a Binding Letter of Intent (“BLOI2”), subsequently amended by a Real Property Purchase and Sale Agreement and Joint Escrow Instructions (“Subsequent Land Purchase Agreement”) dated March 21, 2016, both of which the Company deemed a financing agreement for the purchase of a certain property (APN: 665-030-043) for the following considerations: (i) payment by Investor Two of $350,000 of the $515,000 purchase price of the property, (ii) the Company would assign the existing escrow amount of $165,768 to Investor Two, who would close the transaction and take title to the property, (iii) the Company would pay any taxes, fees and other out-of-pocket expenses associated with the transaction, and (iv) the Company would have repurchased the property from Investor Two for a price of $500,000 within ninety days of the closing of the transaction.

On March 22, 2016, Investor Two deposited $350,000 into the escrow account referenced above and the transaction closed with title conveyed to Investor Two as required under BLOI2. Subsequent to closing, the Company defaulted under the BLOI2 and the Subsequent Land Purchase Agreement as it did not reacquire the property in the required ninety days after closing. As a consequence, the Company forfeited the $165,768 deposited into the Chicago Title Escrow account referenced above.

Investment Accounting Treatments for Investors One and Two

The escrow agreement closed and Investor Two took title to property. There is no provision in BLOI2, or in the Subsequent Land Purchase Agreement, that would impose any continuing liability on the Company other than the loss of the Company’s escrow deposit.

As no terms and conditions were established to characterize the $125,000 investment as a Note Payable, the Company has recorded a continuing liability to Investor One in connection with BLOI1 having been recorded as a deferred liability. Contrary to the case with Investor Two, the Company acknowledged the additional $62,500 liability provided for under BLOI1 and $187,500 was recorded as “advances on agreements” as a short-term deferred liability on the Company’s books and records. Additionally, BLOI1 provided for a “rent” payment of $3,750 for a period of twelve months after execution of BLOI1.

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019 until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019 and also reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed.

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016 through the three year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018, in accordance with a settlement discussed in further detail in Note 12. This balance remains outstanding at December 31, 2019.

Note 10 – Put Obligation Liability

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

The fair value of the Company’s put option payable from the THC Merger was estimated using the Binomial Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options, and future dividends. Accordingly, the Company used three (3) comparables in the cannabis industry to determine a volatility range and elected to use our private placement stock price of $0.50 at issuance at December 31, 2017.

The fair value as of the date of issuance of the described put obligation liability was determined using the Binomial Pricing Model, with the following assumptions:

(1) dividend yield of	0%
(2) expected volatility of	150.00%
(3) risk-free interest rate of	1.53%
(4) expected life of	0.61 years
(5) fair value of the Company’s common stock of	$0.50

The put obligation liability on the date of issuance of February 12, 2016 was determined to be $706,616 and was included in the purchase price of the THC Merger. As of December 31, 2017, the put obligation liability is recorded on the balance sheet at $323,459. While the 30-month period expired prior to December 31, 2018, the Company is currently in arbitration related to an attempted exercise of the put option, in which the exercise of the put option was upheld by the arbitrator. Based on the Company’s asserted defenses, the Company is appealing the award. However, the Company has recorded a stock subscription receivable and a liability for the $1,000,000 exercise amount at December 31, 2018 based on the pending award as discussed in Note 12. During the year ended December 31, 2018, a net gain of $323,459 was recorded as a change in fair value of derivative liabilities. The matter remains unresolved as of December 31, 2019 and both the stock subscription receivable and the liability for the $1,000,000 exercise remain outstanding.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of December 31, 2019, there were no shares of preferred stock issued and outstanding, and 76,890,925 shares of common stock issued and outstanding.

During the years ended December 31, 2019 and 2018, the Company issued 535,000 and 922,500 shares, respectively, for services valued at $295,500 and $459,375, respectively.

During the year ended December 31, 2018, the Company issued 10,000 shares of its common stock for charitable donations valued at $5,000 and issued 200,000 shares of its common stock in exchange for delayed lease obligations valued at $100,000.

During the year ended December 31, 2019, the Company issued 488,000 shares of its common stock in exchange for debt settlements valued at $220,400. The Company also paid a refund of additional paid-in-capital of $2,500.

During the year ended December 31, 2019, the Company issued 10,000,000 shares of common stock in exchange for its 50% equity investment in PVI, with another 10,000,000 shares of common stock issued subsequent to year-end.

The Company has a stock subscriptions payable balance of $5,940,720 and $37,500 as of December 31, 2019 and 2018, respectively, with $5,500,000 of the balance at December 31, 2019 representing 10,000,000 shares of common stock to be issued in exchange for the Company’s investment in PVI that were not issued until 2020. An additional $444,220 of the balance at December 31, 2019 represents the settlement of 555,275 shares payable to The Hit Channel discussed in Note 12, which were issued in 2020. During the years ended December 31, 2019 and 2018, the Company issued $57,500 and $206,250, respectively, of common stock related to prior year subscriptions.

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

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name www.thc.com, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019 upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights. Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company has accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable.

Pineapple Express v. Ramsey Salem

JAMS Arbitration Reference Number: 1220063897 was filed December 4, 2019. This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. The matter is presently pending before JAMS and set for arbitration to be conducted on March 22, 2021.

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020 for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s advances on agreements liability as of December 31, 2019 and 2018. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019 pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019 for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of December 31, 2019 was increased to $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of December 31, 2019 and 2018.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of December 31, 2019. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

The Hit Channel, Inc. v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 19STCV09006 was filed in or about March 14, 2019. This action arose from certain complaint and cross-complaint arising from certain licensing agreement entered into between the parties for the commercial exploitation of the URL and Domain Name THC.com. The matter has since resolved pursuant to the confidential settlement agreement entered into by and between the parties. The licensing agreement has been deemed terminated, and the matter has been dismissed with prejudice by order of the court on February 14, 2020. The Hit Channel was awarded $40,000 and 555,275 shares of the Company’s restricted stock as settlement, for which the Company has accrued $40,000 in contingent liabilities and $444,220 in stock subscriptions payable as of December 31, 2019. The Company also received the website, www.THCExpress.com, from The Hit Channel as part of the Settlement Agreement. This amount was determined as the amount that The Hit Channel, Inc. was able to pay back its investors and incurred costs.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. A final award from arbitration also awarded arbitration fees to the claimant, increasing the award from $15,000 to $23,805, which the Company has accrued in contingent liabilities as of December 31, 2019. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple, Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Nonetheless, the parties are cooperating to resolve this matter in advance of hearing.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019 and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of December 31, 2019 and 2018 in the Company’s contingent liabilities.

Orr Builders, et. al. v. Pineapple Express, Inc.

This action is the culmination of a multiplicity of actions and cross-actions arising from the claims to title relating to certain real property more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, California 92240-5014 and construction disputes for building projects thereon. The Company and its subsidiaries were dismissed from this action and will only be subject to a deficiency judgment, if any, when the property is sold.

Searock Stafford CM, Inc. v. Pineapple Express, Inc.

Litigation arose for unpaid management fees for construction on a building and land project not secured by the Company more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, CA California 92240-5014. All claims were satisfied in full and the parties no longer have a dispute. The final settlement was paid in June 2018 for $46,443.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at December 31, 2019 and 2018.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,000, which is accrued for in the Company’s related party notes payable. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to Defendant.

Note 13 – Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carryforwards. Based upon Management’s evaluation, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the benefit derived from net operating loss carryforwards.

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes arising from temporary differences that are related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions as of December 31, 2019 and 2018.

No federal tax provision has been provided for the years ended December 31, 2019 and 2018 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2019 and 2018.

The reconciliation of the federal statutory rate to the effective tax rate is as follows as of December 31, 2019 and 2018:

	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State tax, net of federal tax benefit	6.9%	6.1%
Related party interest	(0.3)%	(2.8)%
Change in valuation allowance	(27.6)%	(24.3)%
Other	0.0%	(0.0)%
Total deferred tax assets	0.0%	0.0%

The principal components of deferred tax assets and liabilities are as follows as of December 31, 2019 and 2018:

	2019	2018
Net operating loss carryforwards	$1,381,962	$995,849
Stock-based compensation	682,937	600,245
Accruals and reserves	1,501,833	1,648,684
Fixed assets	2,185	2,185
Total deferred tax assets	3,568,918	3,246,964
Valuation allowance	(3,568,918)	(3,246,964)
Net deferred tax assets	$-	$-

At December 31, 2019 and 2018, the Company has available net operating loss carryforwards for federal income tax purposes of $5,233,856 and $3,854,072, respectively, and for state income tax purposes of $4,050,240 and $2,670,456, respectively, which expire beginning in 2036.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code (“IRC”), Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

For U.S. purposes, the Company has not completed its evaluation of IRC Section 280E, Expenditures in connection with the illegal sale of drugs. No deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which are prohibited by Federal law or the law of any State in which such trade or business is conducted. If IRC 280E applies to the Company, such expenditures would not be deductible or limited.

Note 14 – Subsequent Events

Subsequent to December 31, 2019, a total of 11,570,275 shares of the Company’s common stock have been issued. A total of 1,015,000 shares were issued as stock-based compensation. A total of 555,275 shares were issued in exchange for debt reductions and settlements. The remaining 10,000,000 shares were issued to the PVI Stockholders in connection with the PVI Agreement, initially issued as 1,000,000 Series A Convertible Preferred Shares and immediately converted into common shares.

The Company entered into an Asset Purchase and Sale Agreement on September 4, 2019 (the “APA”) followed by a Letter Agreement on March 2, 2020, and closing on April 20, 2020, where the Company sold the domain THC.com, the trademarks bearing the THC name, and the URL pineappleexpress.com to Mr. Ortega in exchange for the cancellation of $1,000,000 of Sky Island notes payable. Subsequently, on December 17, 2020, the parties entered into a Recission Agreement pursuant to which the parties cancelled and rescinded the APA and all ancillary agreements. Accordingly, the intellectual property subject to the APA was returned to the Company and $1,000,000 of debt owed to Sky Island was returned to the books and records of the Company.

Also on December 17, 2020, the Company entered into an Intellectual Property Purchase Agreement with PVI pursuant to which the Company sold all of the Company’s trade dress and trade names, logos, Internet addresses and domain names, trademarks and service marks and related registrations and applications, including any intent to use applications, supplemental registrations and any renewals or extensions in exchange for Mr. Jaime Ortega, as majority principal of Buyer, waiving and cancelling $1,000,000 of the aggregate existing loans extended by Mr. Ortega to the Company.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As a result, significant volatility has occurred in both the United States and International markets. While the disruption is currently expected to be temporary, there is uncertainty around the duration. To date, the Company has experienced declining revenues, difficulty staffing interpreters, difficulty meeting debt covenants, maintaining consistent service quality with reduced revenue, and a loss of customers. Management expects this matter to continue to impact our business, results of operations, and financial position, but the ultimate financial impact of the pandemic on the Company’s business, results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of Pineapple Ventures, Inc. (“PVI”). Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega were reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to properly reflect the value of the Company’s stock at the time of the initial agreement.

Note 15 – Quarterly Financial Information

The following table shows selected results of operations for each quarter during the nine months ended December 31, 2019 and 2018:

(In thousands, except per share data)	(Unaudited) Sep. 30, 2019	(Unaudited) Jun. 30, 2019	(Unaudited) Mar. 31, 2019	(Unaudited) Sep. 30, 2018	(Unaudited) Jun. 30 2018,	((Unaudited) Mar. 31, 2018

Revenue	$-	$-	$15,000	$2,500	$-	$-
Cost of revenue	-	-	-	-	-	-

Gross profit	-	-	15,000	2,500	-	-

Operating expenses:
General and administrative	230,038	553,822	124,627	406,073	175,873	186,762
Depreciation	2,157	2,157	2,157	2,157	2,157	2,157

Total operating expenses	232,195	555,979	126,784	408,230	178,030	188,919

Operating loss	(232,195)	(555,979)	(111,784)	(405,730)	(178,030)	(188,919)

Other (income) expense:
Interest expense	35,543	35,543	35,543	53,173	52,493	51,498
Loss on settlement of debt	-	92,400	12,375	-	97,800	-
Change in fair value of derivative liabilities	-	-	-	(336,456)	(511,475)	176,626
Other income	-	(631,360)	-	-	-	-
Loss from equity method investment	61,128	20,733	2,592	-	-	-
Total other (income) expense	96,671	(482,684)	50,510	(283,283)	(361,182)	228,124

Income (loss) from operations before taxes	(328,866)	(73,295)	(162,294)	(122,447)	183,152	(417,043)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(328,866)	$(73,295)	$(162,294)	$(122,447)	$183,152	$(417,043)

Net loss per share

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.01)

Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.01)

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

This comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 also includes summarized quarterly data for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019, as well as March 31, 2018, June 30, 2018, and September 30, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2019, the Company carried out an evaluation (the “Evaluation”), under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 because of the material weaknesses in internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, the end of its fiscal year. The Company’s management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and its overall control environment.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to material weaknesses that existed in its internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in the Company’s internal control over financial reporting continued to exist at December 31, 2019:

●	the Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	the Company does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	the Company does not have an audit committee of its board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

To remediate the Company’s internal control weaknesses, management intends to implement the following measures, as finances allow:

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

Notwithstanding the material weaknesses discussed above, our management, including the Company’s CEO and CFO, concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of our CEO and CFO, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages, present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of current directors and executive officers as of December 31, 2019.

Name	Age	Position
Shawn Credle	39	Chief Executive Officer
Joshua Eisenberg	32	Chief Operating Officer
Gianmarco Rullo*	43	Chief Strategy Officer
Matthew Feinstein	50	Interim Chief Financial Officer, Director
Dr. Randy Hurwitz	69	Director
Eric Kennedy**	45	Director

 * Gianmarco Rullo, age 43, was appointed Chief Strategy Officer of the Company on May 29, 2020

** On April 2, 2020, Eric Kennedy resigned as a Director of the Company in order to focus on other interests. There were no disagreements between the Company and Mr. Kennedy that led to his decision to resign.

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

Shawn Credle. Mr. Credle is an experienced manager and leader with strong attention to detail and extensive education. The Company believes Mr. Credle will effectively disseminate the Company’s culture and purpose for its business model, as well as bring forth and articulate the vision of the Company to all employees, clients, and the public. Since December 2018, Mr. Credle has been serving as the Chief Executive Officer of Pineapple Ventures, Inc. (“Pineapple Ventures”). From November 2012 until January 2019, Mr. Credle served as the owner/operator and a Master Certified Personal Trainer/Nutrition Specialist of Semper Fi Fitness, LLC. From July 2006 until July 2007, Mr. Credle worked as a Senior Compliance/Quality Analyst for a global surgical medical device company, as well from April 2008 until December 2012 overseeing regulatory activities for all the company’s entities in the southeast regional states. In 1999, Mr. Credle enlisted in the United States Marine Corps. While in the Marines, Mr. Credle was involved in the combat readiness of “Operation Enduring Freedom,” a military operation aimed to respond to the events of September 11, 2001. Mr. Credle was later honorably discharged from the United States Marine Corps in 2003. Since 2014, Mr. Credle has also taught in college university courses on leadership and entrepreneurship at the senior bachelor level. Mr. Credle received a B.A. in Business Management and a B.A. in Management Information Systems (M.I.S.) from Albertus Magnus College, both with honors. He received his Master’s Degree (MBA) in Business Management (with honors), a Master’s Degree in Business Intelligence/Analytics, and a Master’s Degree in Information Privacy/Cybersecurity from Barry University and Nova Southeastern University, respectively.

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

Matthew Feinstein. Mr. Feinstein, a founder of the Company, has been actively involved in the cannabis industry since 2013. At the Company, Mr. Feinstein serves as a Director and our interim Chief Financial Officer. Mr. Feinstein is further responsible for human resources, sourcing investment opportunities, and joint venture relationships. He also assists in developing the Company’s objectives. Prior to forming Better Business Consultants, Inc., which was acquired by the Company on August 24, 2015, Mr. Feinstein was associated with Medbox, Inc. in various capacities as a consultant and employee from June 2013 to December 2014, and served as Vice President from February 2014 through December 2014 and on the board of directors from April 2014 through October 2014. At Medbox, Inc., Mr. Feinstein responsibilities included developing client relationships and assisting these clients through the licensing process for canna-businesses. Upon securing a license, he would manage the process of site selection, site construction, and training for each client. During his tenure, Feinstein assisted clients to secure canna-business licenses in Nevada, California, Washington, Oregon, and Illinois. He resigned as Vice President of Medbox, Inc. in December 2014.

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

Gianmarco Rullo. Mr. Rullo, age 43, is a seasoned corporate leader with over a dozen years of senior executive experience operating in the cannabis industry since 2013. As of March 2020, Mr. Rullo has been serving as Executive Vice President, and now President of Pineapple Ventures, Inc. (“Pineapple Ventures”), a partially owned subsidiary of the Company. Before joining Pineapple Ventures, Inc., Mr. Rullo acted as Chief Marketing Officer for Lucid Inc. from July 2019 until March 2020. Mr. Rullo had previously served as Vice President of Brand Strategy for Origin House Inc. (CannaRoyalty Inc.), building their California operations from December 2017 until June 2019. He joined Origin House as part of the acquisition of Kaya Management Inc. (Kaya), where Mr. Rullo served as Head of Operations from May 2015, concurrent with a role as Executive Director of Bhang Corporation Inc.’s (Bhang) Vape division from 2015 through 2016. Mr. Rullo served as Chief Operations and Marketing Officer from 2011 through 2015 for Dragontree Apothecary Inc., a manufacturer of consumer-packaged goods with worldwide e-commerce, and national retail and distribution. In 2007, Mr. Rullo co-founded Finezza Soccer LLC (Finezza), serving as CEO while expanding the company into both the North American and European markets, leading to an acquisition in 2011. Mr. Rullo earned a B.A. in Applied Behavioral Analysis from University of Arizona, and he holds a Master of Business Administration (MBA) in Behavioral Science from Bocconi University’s SDA School of Business Management in Milan, Italy.

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

ITEM 11. Executive Compensation

Our sole named executive officer, consisting of our principal executive officer as of the fiscal years ended December 31, 2019 and December 31, 2018 (the “Named Executive Officer”) was:

● Matthew Feinstein, former Chief Executive Officer, Chief Financial Officer, Chairman, Secretary and Director.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2019 and 2018, compensation awarded or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Feinstein,
Interim Chief Financial Officer, Secretary, Chairman of the Board and Director	2019	$117,000	-	-	-	-	-	-	$117,000

Joshua Eisenberg, COO	2019	$43,500	-	-	-	-	-		$43,500
Matthew Feinstein,
Interim Chief Financial Officer, Secretary, Chairman of the Board and Director	2018	$180,000	-	-		-	-	-	$180,000

Named Executive Officer and Other Officer Employment Agreements and Arrangements

For the fiscal years ended December 31, 2019 and 2018, Matthew Feinstein received compensation of $15,000 per month through January 31, 2019, reducing to $10,000 per month through August 31, 2019. From September 1, 2019 through December 31, 2019 he received $8,000 per month as part of a company-wide restructuring plan. From January 2020 until now he receives $9,000 per month.

Dr. Randy Hurwitz did not join the Company until after the fiscal year ended December 31, 2018. As of June 1, 2019, Randy Hurwitz received $1,500 per month.

Eric Kennedy signed a Director’s Agreement in 2016 and received 50,000 shares. According to his agreement, he received $1,500 per month and 1,500 shares per quarter during the year ended December 31, 2017. During the year ended December 31, 2018, Eric Kennedy received 17,500 shares plus $2,500 per month, which continued through June 30, 2019. Eric Kennedy also received a bonus of 500,000 shares in July 2018. From July 2019 until December of 2019, he was to receive $2,000 per month and 10,000 shares per quarter. In April 2020, the Company agreed to settle with Eric Kennedy for 150,000 shares to cover stock issuances and cash owed up until his resignation.

As of April 1, 2019 until March 31, 2021, Shawn Credle receives $48,000 per year as Chief Executive Officer. He was awarded 500,000 shares of the Company at signing. He also receives compensation from PVI.

As of January 1, 2019 until March 31, 2019, Joshua Eisenberg received $90,000 per year as Chief Operations Officer. As of April 1, 2019 until March 31, 2021, Joshua Eisenberg receives $48,000 per year as Chief Operations Officer. He also receives compensation from PVI.

As of June 1, 2020 until May 31, 2022, Marco Rullo receives $500 per year as Chief Strategy Officer. He also receives compensation from PVI. He was awarded 240,000 shares of the Company at signing.

Outstanding Equity Awards at Fiscal Year End

As of the fiscal year ended 2019, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Director Compensation for Fiscal Year Ended December 31, 2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Randy Hurwitz	$10,500	—		—	—	—	—	—
Shawn Credle (1)	—	—		—	—	—	—	—
Eric Kennedy	$30,000	$18,900	(2)	—	—	—	—	$48,900
Matthew Feinstein (1)	—	—		—	—	—	—	—

(1) (2)

Employee directors do not receive any additional compensation for their services on our Board of Directors.

Represents the grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 2 – Summary of Significant Accounting Policies – “Stock-based Compensation”. This represents the grant of 40,000 shares of the Company’s common stock as stock-based compensation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of February 12, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated on the basis of 88,461,200 shares of Common Stock of the Company, issued and outstanding as of February 12, 2021, together with such number of shares of Series A Convertible Preferred Stock which may be converted into Common Stock as of the date hereof or within 60 days thereafter, representing an aggregate of 88,461,200 shares of Common Stock. The Company does not have any outstanding options, warrants or other securities exercisable for or convertible into shares of its Common Stock.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership		Percentage of Class
5% or Greater Stockholders

Jaime Ortega	45,790,000	(1)	51.76%
Anna Mikhaylova	7,273,000		8.22%

Directors and Executive Officers

Shawn Credle	500,000		*
Joshua Eisenberg	5,000,000		5.65%
Matthew Feinstein	7,100,000		8.02%
Dr. Randy Hurwitz	545,000		*
Gianmarco Rullo	240,000		*
All current directors and executive officers as a group (5 persons)	13,385,000		16.08%

* represents beneficial ownership of less than one percent.

(1) 30,790,000 shares of the Company’s Common Stock owned by Mr. Ortega are subject to an irrevocable proxy granted by Mr. Ortega to Matthew Feinstein, the Company’s Chief Financial Officer and Director.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended December 31, 2019, the Company did not have any equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party	Relationship	Note	Date	Description
Sky Island, Inc.	Common ownership; wholly-owned entity by majority shareholder Jaime Ortega	See Note 7	Since 2015 through 2019	Since January 1, 2018 to December 31, 2019, the Company increased the Sky Island promissory notes from a beginning balance of $1,158,000 to a closing balance of $1,757,124 from additional advances and payments on behalf of the Company. $1,757,124 and $1,203,271 outstanding as of December 31, 2019 and 2018, respectively.

Neu-Ventures, Inc.	Common ownership; wholly-owned entity by majority shareholder Jaime Ortega	See Note 7	2019	Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. Advances from Neu-Ventures between April and December 2019 totaled $325,380. These advances are due on demand and do not incur interest. $325,380 and $0 outstanding as of December 31, 2019 and 2018, respectively.

Pineapple Ventures Inc.	Common ownership	See Note 2 and Note 5	2018 and 2019

Consulting Income for Marketing, Website Development, etc. ($15,000 in 2019; $10,000 in 2018).

In November 2018, the Company entered into a Consulting Services Agreement with Pineapple Ventures Inc. (“PVI”) to create a marketing campaign, create influencer relationships, and consult on website and app design and 3rd party vendors in exchange for $5,000 per month beginning in November 2018. The agreement term is for 1 year, reverting to a month-to-month term thereafter. A total of $10,000 was billed and recognized as revenue in 2018 for November and December consulting income. PEC billed and recognized an additional $15,000 for consulting in January – March 2019. In April 2019, the Company entered into an agreement to invest in PVI, at which point the Consulting Services Agreement with PEC was terminated. No further revenue from this agreement was recognized in 2019.

Licensing Agreement

In September 2018, the Company entered into a Website Licensing Agreement with PVI to license its www.pineappleexpress.com website, including the proprietary Uniform Resource Locator, to be developed and actively utilized in distributing content, selling products/services, and hosting social media predominantly in the cannabis space. The agreement includes an initial licensing fee upon execution of the agreement of $150,000 payable from the licensee to the licensor. The agreement also includes a revenue share equal to the greater of 10% of net income or 5% of gross revenue. Monthly statements shall be tendered to licensor along with checks for revenue share at 5% of gross revenue. An additional payment shall be tendered to Licensor within 45 days of year end should 10% of net income calculations result in an additional amount owed. The agreement also includes annual minimum revenue share payments of $300,000 during the first 2 years, $350,000 during the third year, and $400,000 for all years thereafter. The $150,000 initial payment under the agreement was not paid in cash; however, the Company credited the amount against the principal of the outstanding Sky Island note. As of December 31, 2018, the Company has not appropriately fulfilled its obligation to provide access and administration for the website. Thus, the Company has determined it is appropriate to still not recognize this revenue during 2018. No other payments have been received since the initial licensee fee. In April 2019, as a result of the Company’s investment in PVI, the licensing contract entered into with PVI in 2018 was terminated and the $150,000 customer deposit received in 2018 from PVI was returned.

50% Equity Investment Loss ($61,285 in 2019; $0 in 2018)

In April 2019, the Company acquired a 50% investment in PVI in exchange for 20,000,000 shares of common stock. The investment has been accounted for under the equity method. In addition to having a direct investment, the Company also noted that common ownership with PVI represents an additional variable interest. However, it was determined that the Company does not have the power to direct the activities that most significantly impact PVI’s economic performance, and therefore, the Company is not the primary beneficiary of PVI and PVI has not been consolidated under the variable interest model.

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share. A total of 10,000,000 shares of common stock were issued as of December 31, 2019. The remaining 10,000,000 shares were issued in January 2020, subsequent to year-end, and are recorded as a stock subscription payable at December 31, 2019.

Based on its 50% equity investment, the Company has recorded a loss from equity investment of $61,285 for the year ended December 31, 2019, which has reduced the carrying value of the investment as of December 31, 2019 to $10,938,715.

Advances for Monthly Rent Payments ($42,856 in 2019; $0 in 2018).

In August 2019, PVI began advancing funds for payment of the Company’s monthly office rent. Total advances through December 31, 2019 were $42,856.

Matthew Feinstein	Owner; Interim Chief Financial Officer, Director	See Note 5 and Note 8	Since 2016 through 2019

Cash compensation for services provided ($117,000 in 2019; $180,000 in 2018)

In September 2016, the Company received a $50,000 loan from Matthew Feinstein, Director. This loan and any subsequent advances are due on demand and do not incur interest. The Company received additional advances from Mr. Feinstein during the years ended December 31, 2019 and 2018 of $3,416 and $2,096, respectively. During 2019, Mr. Feinstein agreed to reduce the note balance by $14,871, which has been recorded as a gain on settlement of related party debt in the consolidated statements of stockholders’ equity (deficit). $2,249 and $13,704 outstanding as of December 31, 2019 and 2018, respectively.

Matthew Feinstein is also a guarantor of the Company’s note payable with Kabbage, Inc.

Eric Kennedy	Owner; Director	See Note 7 and Note 11	2018 and 2019

Cash compensation for services provided ($30,000 in 2019; $0 in 2018).

Stock-based compensation for services provided ($18,900 in 2019; $270,625 in 2018).

In May 2019, the Company agreed to a settlement with Eric Kennedy, a Director, related to deferred cash compensation that had been accrued for in the Company’s accounts payable and accrued liabilities to reduce the amount to $35,000, resulting in a gain on settlement of related party payables of $36,000, which has been recorded in the consolidated statements of stockholders’ equity (deficit). Therefore, the $35,000 was reclassified to related party notes payable. The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2019.

Shawn Credle	Owner; Chief Executive Officer	See Note 11	2019	Cash compensation for services provided ($36,000 in 2019; $0 in 2018) Stock-based compensation for services provided ($275,000 in 2019; $0 in 2018).

Jamie Ortega	Owner	See Note 11	2019	$8,250,000 in Company’s shares granted for the equity investment in PVI during 2019; $2,750,000 of equity issued during 2019; $5,500,000 remains as stock subscription payable as of December 31, 2019.

Joshua Eisenberg	Owner; Chief Operating Officer	See Note 11	2019	Cash compensation for services provided ($43,500 in 2019; $0 in 2018). $2,750,000 in Company’s shares granted for the equity investment in PVI during 2019; $2,750,000 of equity issued during 2019.

Joy DiPalma	Owner	See Note 9	Since 2016 through 2019	Advanced $187,500 to PP in 2016, entered into a settlement agreement in February 2019. $169,000 and $187,500 outstanding as of December 31, 2019 and 2018, respectively.

Hawkeye	Owner	See Note 9	Since 2015 through 2019	Initial advance of $750,000 in 2015, net of revenue share payments and penalties the balance at December 31, 2017 was $717,200. In 2018, land was transferred to Hawkeye to reduce the liability by $200,000 and a settlement amount of $615,000 was agreed upon, resulting in a loss from debt settlement of $98,700. $615,000 and $615,000 outstanding as of December 31, 2019 and 2018, respectively.

Rob Novinger	Owner	See Note 7	Since 2016 through 2019	Original loan balance of $30,000, $10,000 repaid in 2017 and $5,000 more loaned in 2019. $25,000 and $20,000 outstanding as of December 31, 2019 and 2018, respectively.

Randall Webb	Owner		Since 2017	On June 19, 2017, the Company entered into a Revenue Sharing Agreement with Randall Webb to sell a 10% share in all royalty income generated from the licensing of the www.THC.com website in perpetuity in exchange for $150,000. The payment of $150,000 was received on June 21, 2017 and was recognized as income for 2017 as there is no fixed term for the agreement and it continues into perpetuity. No revenue recognized during 2019 and 2018.

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

ITEM 14. Principal Accounting Fees and Services

Our principal independent accountant for the fiscal year ended December 31, 2018 was Hall & Co. Our principal independent accountant for the fiscal year ended December 31, 2019 is MGO. The pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees	$50,000	$82,629
Audit Related Fees	$1,875	$-
Tax Fees	$-	$-
All Other Fees	$4,274	$-

As of December 31, 2019, the Company did not have a formal documented pre-approval policy for the fees of the principal independent accountant. The Company does not have an audit committee.

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

44

10.9†

Employment Agreement dated March 1, 2016 by and between the Company and Theresa Flynt (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.10	Services Agreement dated July 19, 2016 between Charles Day of Sharper, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.11	Restated Binding Letter of Intent dated March 29, 2018 by and between Sky Island Inc. and Pineapple Express Consulting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.12	License Agreement dated April 3, 2018 by and between the Company and Sky Island Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.13	Irrevocable Proxy dated March 8, 2017 by and between Sky Island, Inc., and Vincent Mehdizadeh, and Jaime Ortega (incorporated by reference to Exhibit 1 to the Schedule 13D, filed with the SEC on November 26, 2019).

10.14	Agreement, dated as of January 17, 2020, among the Company, Pineapple Ventures, Inc., the stockholders of Pineapple Ventures, Inc., and Jaime Ortega (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020).

10.15	Merchandise Licensing Agreement, dated June 23, 2017, among Pineapple Express, Inc. and Putnam Accessory Group, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.16	Asset Purchase and Sale Agreement, dated September 2019, among Pineapple Express, Inc. and Neu-Ventures Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.17	Letter Agreement, dated as of March 2, 2020, among Pineapple Express, Inc., Pineapple Ventures, Inc. and Jaime Ortega (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.19	Independent Contractor Agreement dates as of May 29, 2020 by and between Pineapple, Inc. and Gianmarco Rullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2020)

21.1*	List of subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Significant Changes Caused by the Reincorporation Merger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 03, 2020).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: February 12, 2021	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

PINEAPPLE, INC.

Dated: February 12, 2021	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Feinstein	Chief Financial Officer, Chairman	February 12, 2021
Matthew Feinstein	and Director

/s/ Randy Hurwitz	Director	February 12, 2021
Randy Hurwitz

