Form 10-Q
period 2020-03-31
PINEAPPLE, INC.
filed 2021-04-13
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
n/a	n/a	n/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 9, 2021, there were 88,461,200 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

PINEAPPLE, INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019 (Audited)
Assets
Current Assets:
Cash	$-	$-
Stock subscription receivable	1,000,000	1,000,000
Total Current Assets	1,000,000	1,000,000

Property and equipment (net of depreciation)	19,621	21,778
Operating lease right-of-use asset	16,820	40,775

Other Assets:
Equity method investment	9,826,547	10,938,715
Deposits	7,944	7,944
Total Other Assets	9,834,491	10,946,659
Total Assets	$10,870,932	$12,009,212

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$896,774	$871,528
Accrued interest payable	27,208	312,182
Stock subscriptions payable	6,000	5,940,720
Operating lease liability	16,968	41,142
Due to affiliates	61,518	39,048
Notes payable, related party	1,534,155	2,139,753
Note payable	19,838	19,838
Advances on agreements	784,000	784,000
Put option liability	1,000,000	1,000,000
Contingent liabilities	140,048	140,048
Total Current Liabilities	4,486,509	11,288,259
Total Liabilities	4,486,509	11,288,259

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 87,446,200 and 76,890,925 shares issued and outstanding, respectively	8	7
Additional paid-in-capital	20,079,826	14,139,607
Accumulated deficit	(13,695,411)	(13,418,661)
Total Stockholders’ Equity	6,384,423	720,953
Total Liabilities and Stockholders’ Equity	$10,870,932	$12,009,212

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$-	$15,000

Operating Expenses
General and administrative	195,805	124,627
Depreciation	2,157	2,157
Total Operating Expenses	197,962	126,784

Operating loss	(197,962)	(111,784)

Other (Income) Expense
Interest expense	28,620	35,543
Loss on settlement of debt	-	12,375
Loss from equity method investment	50,168	2,592
Total Other (Income) Expense	78,788	50,510

Loss from operations before taxes	(276,750)	(162,294)

Provision for income taxes	-	-

Net Loss	$(276,750)	$(162,294)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares – Basic and Diluted	82,580,637	65,862,925

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2019	65,862,925	$6	$7,952,586	$(12,250,199)	$(4,297,607)
Gain of settlements of related party debt	-	-	135,122	-	135,122
Refund of additional paid-in-capital	-	-	(2,500)	-	(2,500)
Net loss	-	-	-	(162,294)	(162,294)
Balance as of March 31, 2019	65,862,925	$6	$8,085,208	$(12,412,493)	$(4,327,279)

Balance as of January 1, 2020	76,890,925	$7	$14,139,607	$(13,418,661)	$720,953
Common stock issued for settlements of debt and payables	555,275	-	440,220	-	440,220
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	5,500,000
Net loss	-	-	-	(276,750)	(276,750)
Balance as of March 31, 2020	87,446,200	$8	$20,079,826	$(13,695,411)	$6,384,423

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net loss	$(276,750)	$(162,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,517	2,517
Non-cash lease expense	(219)	529
Loss from equity method investment	50,168	2,592
Loss on settlement of debt	-	12,375
Interest expense - debt settlements	-	4,125
Gain from related party settlements	-	135,122
Stock-based compensation	5,500	-
Changes in operating assets and liabilities:
Accounts receivable	-	(2,500)
Accounts payable and accrued liabilities	25,246	(120,771)
Accrued interest payable	24,657	(24,194)
Due to affiliates	22,470	-
Net cash used in operating activities	(146,771)	(152,859)

Cash Flows from Financing Activities
Proceeds from related party notes payable	148,671	165,359
Repayments of related party notes payable	(1,900)	(10,000)
Refund of additional paid-in-capital	-	(2,500)
Net cash provided by financing activities	146,771	152,859

Net Change in Cash	-	-

Cash, Beginning of Year	-	-

Cash, End of Year	$-	$-

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Stock and stock subscriptions issued in exchange for equity method investment	$-	$11,000,000
Common stock issued for prior year equity method investment	$5,500,000	$-
Common stock issued for prior year settlements	$440,220	$-
Equity method investment exchanged for forgiveness of related party note payable and accrued interest	$1,062,000	$-
Right-of-use asset and lease liability from the adoption of ASU 2016-02	$-	$122,985

PINEAPPLE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Note 1 – Organization and Description of Business

Pineapple, Inc. (“Pineapple” or the “Company”) was originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. On April 12, 1999, the Company changed its name to “Helixphere Technologies Inc.”. On October 2, 2013, the Company changed its name to “New China Global Inc.”.

On October 30, 2013, the Company filed its Articles of Continuance with the Secretary of State of Wyoming pursuant to which the Company was re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries”.

On August 24, 2015, the Company entered into a Share Exchange Agreement (the “BBC Agreement”) with Better Business Consultants, Inc. (“BBC”), a corporation incorporated under the laws of California on January 29, 2015, and Shane Oei, a majority shareholder of the Company at the time. Pursuant to the terms of the BBC Agreement, BBC shareholders exchanged all of the issued and outstanding capital of BBC for an aggregate of 50,000,000 newly and duly issued, fully paid and non-assessable shares of common stock of the Company. Upon closing, BBC became a wholly owned subsidiary of the Company. In addition, Mr. Oei and Gary Stockport, another former shareholder of the Company at the time, cancelled 100,000,000 and 500,000 shares of the Company’s common stock, respectively, in connection with the BBC Agreement. As the owners and management of BBC obtained voting and operating control of the Company after the share exchange and Globestar Industries was non-operating, the transaction was accounted for as a recapitalization of BBC, accompanied by the exchange of previously issued common stock for outstanding common stock of Globestar Industries, which was recorded at a nominal value. Upon consummation of the BBC Agreement, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company.

On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.” The Company’s name had no relation to the 2008 motion picture produced by Columbia Pictures.

On February 12, 2016, the Company entered into an Agreement of Merger to acquire all of the assets and assume several liabilities of THC Industries, Inc. (“THC Parent”), a California corporation, through a two-step merger (the “THC Merger”) by and among the Company, THC Parent, the Company’s wholly owned subsidiary THC Industries, LLC (“THC”), a California limited liability company, and the Company’s former wholly owned subsidiary THCMergerCo., Inc., a California corporation. In June 2016, the Company began to anticipate significant difficulties in monetizing the value of the acquired intangible assets and recorded an impairment of those assets.

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

On March 14, 2017, the Company entered into a Share Purchase Agreement to sell BBC and its three wholly owned subsidiaries, Pineapple Express One LLC, Pineapple Express Two LLC, and Pineapple Property Investments, LLC to a related party, Jaime Ortega, in exchange for Mr. Ortega forgiving a debt of $10,000 owed to Sky Island, Inc., a related party of the Company owned by Mr. Ortega, so that Mr. Ortega can fund and prosecute litigation claims and settle debts for the subsidiaries resulting from unconsummated parcel purchases which the Company feels was purposely circumvented by third parties involved in those transactions. Mr. Ortega, as an interested party, took these steps so the Company’s claims can be addressed against the parties at fault without negatively impacting or distracting the Company. The sale of BBC and its subsidiaries also included the transfer of liabilities owed by those entities. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, as this subsidiary was sold to an entity under common control of the Company, the $841,511 in liabilities transferred, net of $10,000 in consideration received, has been recorded as an increase to the Company’s additional paid-in-capital equity account. On January 27, 2018, the Company completed the sale of BBC, Pineapple Express One LLC, Pineapple Express Two LLC and Pineapple Property Investments, LLC to Mr. Ortega.

On April 7, 2017, Orr Builders, Prest-Vuksic Architects, Inc. and MSA Consulting, Inc. (all California corporations), as plaintiffs, filed a complaint upon the Company, including subsidiaries Pineapple Express One LLC and BBC, and MJ Business Consultants; Clonenetics Laboratories Cooperative, Inc.; United Pentecostal Church; and Healing Nature, LLC; within the Superior Court of the State of California for the County of Riverside, Case No. PSC 1700746 (hereinafter referred to as the “Lead Case”), and a related and consolidated Case No. PSC1702268, alleging, among other things: (i) breaches of contracts related to the DHS Project/Pineapple Park (property on which the Company planned to build out space to lease to cultivators) in the amount of $1,250,000, (ii) foreclosure of mechanics’ lien, (iii) negligent misrepresentation, and (iii) unjust enrichment (against United Pentecostal Church only). The Company was not a named defendant in this action. In 2019, the land (which was leased by the Company and sold by the Company to a third party) and warehouse (which was being built for the Company, yet completed by a third party) at 65241 San Jacinto Lane in Desert Hot Springs, CA, were ordered sold by way of judgment and the plaintiffs were entitled to recovery. The Company and its subsidiaries were dismissed from this action and the property was subsequently sold, fully releasing the Company from any further liability.

On March 16, 2017, the Company formed Pineapple Express Consulting, Inc. (“PEC”) as a wholly owned subsidiary. On August 3, 2017, a letter of intent was entered into between PEC and Sky Island, Inc., whereby all the assets of Pineapple Park, LLC, a California limited liability company controlled by Sky Island, Inc. holding lease deposits, were to be transferred through a related party transfer to PEC. On December 1, 2017, the Pineapple Park project of warehouses that were to be leased out to clients was terminated. Effective December 31, 2018, Pineapple Park, LLC pulled out of this project and signed a mutual release agreement for all lessees and Pineapple Park, LLC to terminate each party’s obligations and responsibilities under the leases and the parties’ relationship.

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with Pineapple Ventures, Inc. (“PVI”) and the stockholders of PVI (the “PVI Stockholders”) in which the Company acquired a total of 50% of the outstanding shares of PVI, in consideration for 2,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s common stock in an amount equal to ten shares of common stock for each one share of Series A Convertible Preferred Stock. The PVI Stockholders elected to immediately convert the 2,000,000 shares of Series A Convertible Preferred Stock into 20,000,000 shares of common stock upon issuance. As a result of the investment in PVI, the Company now has a portfolio asset with which it has entered the cannabis cultivation, production and distribution sector throughout California. PVI has several leased properties that are currently being developed to provide these cannabis-related services. PVI, through its affiliates, has obtained various cannabis-related licenses throughout California.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of March 31, 2020 and December 31, 2019, the Company has 45.17% and 50% ownership interest, respectively, in PVI.

During 2019, PVI took preliminary business steps towards a project with Nordhoff Leases, LLC (“Nordhoff”), a related party, in which Nordhoff subleased 38,875 square feet in a building to three 15% owned entities by PVI; however, the contemplated project never matriculated and the planned contribution of Nordhoff to PVI was nullified. In June and July of 2020 PVI sold its 15% investments in three entities, including the cannabis licenses associated with them, for $2.87 million to support its operations and assigned its three 15% owned entities’ subleases with Nordhoff to the buyer as part of the sale. PVI received 15% of the proceeds of the sale of the entities and their cannabis licenses.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As a result, significant volatility has occurred in both the United States and international markets. While the disruption is currently expected to be temporary, there is uncertainty around the duration. To date, the Company has experienced declining revenues, difficulty meeting debt covenants, maintaining consistent service quality with reduced revenue, and a loss of access to customers. Management expects this matter to continue to impact our business, results of operations, and financial position, but the ultimate financial impact of the pandemic on the Company’s business, results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes, and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2019 Form 10-K. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts payable and accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of March 31, 2020 and December 31, 2019, the Company had no cash balances in excess of FDIC insured limits.

Property and Equipment

Property and equipment consist of furniture and fixtures and office equipment. They are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the classes of property and equipment are as follows:

Office equipment	5 years
Furniture and fixtures	7 years

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31,2020, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

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

At March 31, 2020 and December 31, 2019, the Company had no warrants outstanding and no shares issuable for conversion of notes payable.

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

Our service revenues arise from contracts with customers and include consulting related to the licensing, development, and compliance areas of the cannabis business and operational dispensary management. The Company also provides marketing and branding consulting services. We did not identify any costs incurred during the three months ended March 31, 2020 and 2019 directly attributable to generating consulting revenue, and therefore have not categorized any costs as costs of sales.

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

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain customer deposits to lessen our risk of non-payment by our customers. Customer deposits are recognized as revenue as we perform under the contract. As of March 31, 2020 and December 31, 2019, the Company did not have any customer deposits recognized as unearned revenue.

Changes to unearned revenue during the three months ended March 31, 2020 and 2019 are summarized as follows:

	2020	2019
Unearned revenue, beginning of period	$-	$310,680
Customer deposits received	-	-
Customer deposits returned	-	-
Other income recognized	-	-
Unearned revenue, end of period	$-	$310,680

Advertising/Promotion

The Company’s advertising/promotion costs are expensed as incurred. The Company did not incur any advertising/promotion expense for the three months ended March 31, 2020 or 2019.

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

The Company accounts for restricted stock and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock-based compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. In certain circumstances where there are no future performance requirements by the non-employee, restricted stock and warrants grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s warrant grants, including the put option liability from the THC Merger, are estimated using the Black-Scholes-Merton and Binomial Option Pricing models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton and Binomial Option Pricing models and based on actual experience. The assumptions used in the Black-Scholes-Merton and Binomial Option Pricing models could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, the market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of March 31, 2020 and December 31,2019, there were no outstanding warrants.

Recent Accounting Pronouncements

In January 2017, the FASB has issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company adopted this guidance on January 1, 2020 and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company adopted this guidance on January 1, 2020 and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

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

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $13,695,411 at March 31, 2020 and incurred a net loss of $276,750 and utilized net cash of $146,771 in operating activities during the three months ended March 31, 2020. The Company has not generated significant revenues and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up-listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the three months ended March 31, 2020, the Company raised $148,671 in cash proceeds from the issuance of related party notes.

If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, scale back its current business plan or curtail operations until sufficient additional capital is raised to support further operations.

The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity and/or convertible debt financing.

Note 4 – Property and Equipment

Property and equipment as of March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Subtotal	55,473	55,473
Less accumulated depreciation	(35,852)	(33,695)
Property and equipment, net	$19,621	$21,778

Depreciation expense for the three months ended March 31, 2020 and 2019 was $2,157 and $2,157, respectively.

Note 5 – Equity Method Investment

In March 2019, the Company acquired a 50% investment in PVI in exchange for 2,000,000 shares of the Company’s Series A Preferred stock, which upon issuance were immediately converted into 20,000,000 shares of common stock. The investment has been accounted for under the equity method. In addition to having a direct investment, the Company also noted that common ownership with PVI represents an additional variable interest. However, it was determined that the Company does not have the power to direct the activities that most significantly impact PVI’s economic performance, and therefore, the Company is not the primary beneficiary of PVI and PVI has not been consolidated under the variable interest model.

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share of common stock. A total of 10,000,000 shares of common stock were issued as of December 31, 2019. The remaining 10,000,000 shares were issued in January 2020 and are recorded as a stock subscription payable at December 31, 2019.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of March 31, 2020 and December 31, 2019, the Company has 45.17% and 50% ownership interest, respectively, in PVI.

The following represents summarized financial information of PVI:

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
Revenue	$33,520	$-
Cost of goods sold	1,077	-
Gross margin	32,443	-
Operating expenses	141,430	103,687
Net loss	$(108,987)	$(103,687)

Based on its 45.17% equity investment, the Company has recorded a loss from equity investment of $50,168 and $2,592 for the three month ended March 31, 2020 and 2019, respectively. The carrying value of the equity investment as of March 31, 2020 and December 31, 2019 was $9,826,547 and $10,938,715, respectively.

In August 2019, PVI began advancing funds for payment of the Company’s monthly office rent. Total advances through December 31, 2019 and for the three months ended March 31, 2020 were $42,856 and $22,470, respectively.

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

In accordance with ASC 842, Leases, the depreciation for the Company’s operating lease right-of-use asset is recorded in periodic lease expense within the Company’s general and administrative expenses in the consolidated statements of operations. The periodic lease expense recorded during the three months ended March 31, 2020 and 2019 was $25,493 and $25,493, respectively. Total lease payments for the three months ended March 31, 2020 and 2019 were $24,474 and $18,171, respectively. Total amortization of the operating lease right-of-use asset for the three months ended March 31, 2020 and 2019 was $23,995 and $18,700, respectively.

Future minimum lease payments required for this operating lease as of March 31, 2020 total $18,832, all of which is payable through June 30, 2020. Upon expiration of the lease term in June 2020, the lease reverted to a month-to-month basis until PVI entered into a new lease for the property in August 2020. The Company has agreed to pay a rent allocation to PVI of $1,000 per month.

Note 7 – Notes Payable, Related Party

Notes payable, related party, are comprised of the following as of March 31, 2020 and December 31, 2019:

Noteholder	Due	Interest Rate	Secured	March 31, 2019	December 31, 2019
Sky Island, Inc.	Demand	10%	No	$1,004,755	$1,757,124
Matt Feinstein	Demand	0%	No	349	2,249
Eric Kennedy	Demand	0%	No	30,000	30,000
Rob Novinger	Demand	0%	No	25,000	25,000
Neu-Ventures, Inc.	Demand	0%	No	474,051	325,380
Total				$1,534,155	$2,139,753

The Company entered into a series of individual notes with Sky Island, Inc., a wholly owned entity by our majority shareholder Jaime Ortega, from December 14, 2015 through March 10, 2016 in an amount including principal and interest of $751,000 (the “Prior Notes”) that were cancelled and restructured on March 10, 2016 to a subsequent promissory note (the “1st Subsequent Note”) in an amount of $750,000 after a payment of $1,000. The individual Prior Notes were all due and payable on demand by the holder with an interest rate of 10% per annum, interest of which would be due on the then unpaid principal balance on the last day of each calendar quarter beginning December 31, 2016, with all the remaining principal and interest due and payable in full on December 31, 2021. The 1st Subsequent Note was due and payable upon demand and bore interest of 10% per annum. If no demand was made, then payments of interest only would be payable on the unpaid principal amount on the last day of each calendar quarter beginning December 31, 2016, and any and all remaining principal and interest would be due in full on December 31, 2021.

On April 5, 2017, the Company entered into a “2nd Subsequent Note” in an amount of $484,000 that cancelled the 1st Subsequent Note. The 2nd Subsequent Note bears interest of 10% per annum, an principal and interest on the 2nd Subsequent Note is all due and payable upon demand by the holder. The 2nd Subsequent Note may be prepaid, in whole, or in part, at any time without penalty. As a result of the cancellation on April 5, 2017, the Company recorded a Troubled Debt Restructure write-down of $178,500 as a gain on settlement of debt in the consolidated statements of operations.

On July 17, 2017, the Company issued an unsecured promissory note to Sky Island for $700,000 to fund the purchase of a parcel of property necessary for the Company’s development projects from an unrelated third party. The note and accrued interest at 10% are due and payable on demand by Sky Island. In June 2020, Sky Island agreed to reduce interest charged on the outstanding balance of all notes payable to 0%.

Since January 1, 2018 to December 31, 2019, the Company increased the Sky Island promissory notes from a beginning balance of $1,158,000 to a balance of $1,757,124 from additional advances and payments on behalf of the Company. In January 2020, the Company entered into an agreement to reduce the outstanding loan by $1,062,000, first applied to accrued interest of $312,891, in exchange for ownership in the Company’s equity method investment. See Note 5. This reduced the outstanding balance as of March 31, 2020 to $1,004,755.

The promissory note transactions were deemed a related party transaction because Jaime Ortega, Owner/COO/Director of Sky Island, Inc., was a founding shareholder of the Company. Mr. Ortega has an aggregate ownership of 56.9% and 51.7% of the issued and outstanding common stock of the Company as of March 31, 2020 and December 31, 2019, respectively.

In September 2016, the Company received a $50,000 loan from Matt Feinstein, a Director, related to the acquisition of a company investment in 2016, which was then sold in 2017. This loan and any subsequent advances are due on demand and do not incur interest. The Company received additional advances from Mr. Feinstein during the years ended December 31, 2019 and 2018 of $3,416 and $2,096, respectively. During 2019, Mr. Feinstein agreed to reduce the note balance by $14,871, which was recorded as a gain on settlement of related party debt in the consolidated statements of stockholders’ equity. The outstanding balance of Mr. Feinstein’s loan as of March 31, 2020 is $349.

In May 2019, the Company agreed to a settlement with Eric Kennedy, a Director, related to deferred cash compensation that had been accrued for in the Company’s accounts payable and accrued liabilities. The settlement reduced the amount owed to $35,000 and resulted in a gain on settlement of related party payables of $36,000, which was recorded in the consolidated statements of stockholders’ equity. The remaining $35,000 owed was reclassified to related party notes payable. The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of March 31, 2020.

As of December 31, 2018, Rob Novinger, a shareholder of the Company, has been paid $10,000 against his note with an original balance of $30,000, leaving a balance of $20,000. An additional $5,000 was added to the balance from a new advance received in 2019, leaving a balance of $25,000 at March 31, 2020.

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. These advances are due on demand and do not incur interest. Advances from Neu-Ventures between April and December 2019 totalled $325,280. Advances from Neu-Ventures between January and March 2020 totalled $148,671.

Accrued interest payable on the Sky Island promissory notes as of March 31, 2020 and December 31, 2019 was $20,436 and $304,707, respectively. Interest expense of $28,620 and $35,543 was recorded for the three months ended March 31, 2020 and 2019, respectively. There was no interest paid on Notes Payable, Related Party, during the three months ended March 31, 2020 or 2019.

Note 8 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016 for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of March 31, 2020 and December 31, 2019 is $27,313, which includes principal of $19,838 and $7,475 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a Director. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest.

Note 9 – Advances on Agreements

At March 31, 2020 and December 31, 2019, advances on agreements balance consist of the following:

Noteholder	March 31, 2020	December 31, 2019
Investor One and Investor Two	$169,000	$169,000
Investor Three	615,000	615,000
Advances on Agreements	$784,000	$784,000

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

On March 22, 2016, Investor Two deposited $350,000 into the escrow account referenced above and the transaction closed with title conveyed to Investor Two as required under BLOI2. Subsequent to closing, the Company defaulted under the BLOI2 and the Subsequent Land Purchase Agreement as the Company did not reacquire the property in the required ninety days after closing. As a consequence, the Company forfeited the $165,768 deposited into the Chicago Title Escrow account referenced above.

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

Note 10 – Put Option Liability

In connection with the THC Merger, the Company granted the THC shareholders an option to require the Company to purchase from them up to 1,478,836 shares of the Company’s common stock at a price of $0.68 per share for the period commencing on the 24-month anniversary of the closing of the THC Merger and ending on the 30-month anniversary of the closing of the THC Merger; provided, however, that they may only exercise this option if the Company’s stock price is below $0.88 and trading volume is below 50,000 a day for a 90-day period. The accounting treatment requires that the Company records the fair value of the put option liability as of the inception date and to fair value the put option liability as of each subsequent reporting date.

The fair value of the Company’s put option liability from the THC Merger was estimated using the Binomial Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options, and future dividends. Accordingly, the Company used three (3) comparables in the cannabis industry to determine a volatility range and elected to use our private placement stock price of $0.50 at issuance at December 31, 2017.

The fair value as of the date of issuance of the described put option liability was determined using the Binomial Pricing Model, with the following assumptions:

(1) dividend yield of	0%
(2) expected volatility of	150.00%
(3) risk-free interest rate of	1.53%
(4) expected life of	0.61 years
(5) fair value of the Company’s common stock of	$0.50

The put option liability on the date of issuance of February 12, 2016 was determined to be $706,616 and was included in the purchase price of the THC Merger. While the 30-month period expired prior to December 31, 2018, the Company is currently in arbitration related to an attempted exercise of the put option, in which the exercise of the put option was upheld by the arbitrator. Based on the Company’s asserted defenses, the Company is appealing the award. However, the Company has recorded a stock subscription receivable and a put option liability for the $1,000,000 exercise amount at March 31, 2020 and December 31, 2019 based on the pending award as discussed in Note 12. During the three months ended March 31, 2020 and 2019, there has not been any change in the fair value of the put option liability. The matter remains unresolved as of March 31, 2020 and both the stock subscription receivable and the put option liability for the $1,000,000 exercise remain outstanding.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding, and 87,446,200 and 76,890,925, respectively, shares of common stock issued and outstanding.

During the three months ended March 31, 2020 and 2019, the Company did not issue any shares for services.

During the three months ended March 31, 2019, the Company paid a refund of additional paid-in-capital of $2,500.

During the three months ended March 31, 2019, the Company issued 10,000,000 shares of common stock in exchange for a 50% equity investment in PVI, with another 10,000,000 shares of common stock issued during the three months ended March 31, 2020.

The Company has a stock subscriptions payable balance of $6,000 and $5,940,720 as of March 31, 2020 and December 31, 2019, respectively. A total of $5,500,000 of the balance at December 31, 2019 represents 10,000,000 shares of common stock issued in exchange for the Company’s investment in PVI that were not issued until February 2020. An additional $444,220 of the balance at December 31, 2019 represents the settlement of 555,275 shares payable to The Hit Channel discussed in Note 12, which were also issued during February 2020. The Company also awarded 10,000 shares with a value of $5,500 that were not yet issued as of March 31, 2020.

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

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name “www.thc.com”, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019 upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights. Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company has accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable as of March 31, 2020 and December 31, 2019.

Pineapple Express, Inc. v. Ramsey Salem

JAMS Arbitration Reference Number: 1220063897 was filed December 4, 2019. This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. The matter was pending before JAMS and set for arbitration to be conducted on March 22, 2021, but the matter was continued as the parties are executing a settlement agreement resolving all claims on a global basis which is expected to be executed in April 2021.

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020 for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s advances on agreements liability as of March 31, 2020 and December 31, 2019. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019 pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019 for the principal amount of $15,375. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of March 31, 2020 and December 31, 2019 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779 Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office, was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim is accrued for in the Company’s contingent liabilities as of March 31, 2020 and December 31, 2019.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of March 31, 2020 and December 31, 2019. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

The Hit Channel, Inc. v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 19STCV09006 was filed in or about March 14, 2019. This action arose from certain complaint and cross-complaint arising from certain licensing agreement entered into between the parties for the commercial exploitation of the URL and Domain Name THC.com. The matter has since resolved pursuant to the confidential settlement agreement entered into by and between the parties. The licensing agreement has been deemed terminated, and the matter has been dismissed with prejudice by order of the court on February 14, 2020. The Hit Channel was awarded $40,000 and 555,275 shares of the Company’s restricted stock as settlement, for which the Company has accrued $40,000 in contingent liabilities and $444,220 in stock subscriptions payable as of December 31, 2019. This settlement shares were issued and the $40,000 was paid in February 2020. The Company also received the website, “www.THCExpress.com”, from The Hit Channel as part of the settlement agreement.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. A final award from arbitration also awarded arbitration fees to the claimant, increasing the award from $15,000 to $23,805, which the Company has accrued in contingent liabilities as of March 31, 2020 and December 31, 2019. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc., a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple, Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Nonetheless, the parties are cooperating to resolve this matter in advance of hearing.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019 and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of March 31, 2020 and December 31, 2019 in the Company’s contingent liabilities.

Orr Builders, et. al. v. Pineapple Express, Inc.

This action is the culmination of a multiplicity of actions and cross-actions arising from the claims to title relating to certain real property more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, California 92240-5014 and construction disputes for building projects thereon. The Company and its subsidiaries were dismissed from this action and the property was subsequently sold, fully releasing the Company from any further liability.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at March 31, 2020 and December 31, 2019.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,000, which is accrued for in the Company’s related party notes payable. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Note 13 – Subsequent Events

Subsequent to March 31, 2020, a total of 1,015,000 shares of the Company’s common stock were issued for compensation and debt extinguishment.

The Company entered into an Asset Purchase and Sale Agreement on September 4, 2019 (the “APA”) followed by a Letter Agreement on March 2, 2020, and closing on April 20, 2020, where the Company sold the domain “THC.com”, the trademarks bearing the “THC” name, and the URL “pineappleexpress.com” to Mr. Ortega in exchange for the cancellation of $1,000,000 of Sky Island notes payable. Subsequently, on December 17, 2020, the parties entered into a Recission Agreement pursuant to which the parties cancelled and rescinded the APA and all ancillary agreements. Accordingly, the intellectual property subject to the APA was returned to the Company and $1,000,000 of debt owed to Sky Island was returned to the books and records of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Pineapple,” the “Company,” “our,” “we” or “us” and similar terms include Pineapple, Inc., unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended March 31, 2020, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). US Dollars are denoted herein by “USD,” “$” and “dollars.”

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the three months ended March 31, 2020 and 2019. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2020 and the consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective periods. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Disclaimer Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report (or otherwise made by us or on our behalf from time to time in other reports, filings with the U.S. Securities and Exchange Commission, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “would,” “should,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors.

This Quarterly Report contains forward-looking statements, including statements regarding, among other things:

●	our ability to continue as a going concern;
●	our anticipated needs for working capital;
●	our ability to generate a profit;
●	our heavy involvement with cannabis, which remains illegal under federal law;
●	our ability to access the service of banks;
●	our ability to obtain various insurances for our business;
●	our ability to remain compliant with changing laws and regulations;
●	our ability to obtain the relevant state and local licenses;
●	our ability to successfully manage our growth;

●	our ability to repay current debt in cash and obtain adequate new financing;
●	our dependence on third parties for services;
●	our dependence on key executives;
●	our ability to control costs;
●	our ability to successfully implement our expansion strategies;
●	our ability to obtain and maintain patent protection;
●	our ability to recruit employees with regulatory, accounting and finance expertise;
●	the impact of government regulations, including United States Food and Drug Administration (the “FDA”) regulations;
●	the impact of any future litigation;
●	the availability of capital; and
●	changes in economic, business and competitive conditions.

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and uncertainties discussed in Item 1A. Risk Factors of this Quarterly Report, section captioned “Risk Factors” of our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021, and matters described in this Quarterly Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this Quarterly Report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading. All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements included in this Quarterly Report are made only as of the date of this report or as indicated. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

This filing includes, in one comprehensive filing, the business and financial information for the Company as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019, and the Company’s financial statements..

The Company has spent the last several years recasting the direction of the Company. We intend to take advantage of the opportunities that have been identified in the cannabis sectors. The market opportunities that are opened to a cannabis company include PVI’s involvement with cannabis delivery, retail, manufacturing, and cultivation. Our main focus has been to receive approximately 45% of all net income generated by PVI from its business ventures, as well as selling the Top Shelf System to cannabis dispensaries.

Our Business

The Company was originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. It changed its name to “Helixphere Technologies Inc.” on April 12, 1999 and to “New China Global Inc.” on October 2, 2013. It reincorporated in Wyoming on October 30, 2013 and changed its name to “Globestar Industries” on July 15, 2014. On August 24, 2015, the Company entered into a share exchange agreement with Better Business Consultants, Inc. (“BBC” dba “MJ Business Consultants”), a corporation formed in California on January 29, 2015, all of BBC’s shareholders, and the Company’s majority shareholder at that time (the “BBC Share Exchange”). Pursuant to the BBC Share Exchange, BBC became a wholly owned subsidiary of the Company. Upon consummation of the BBC Share Exchange, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company. Better Business Consultants, Inc. has since been sold by the Company. On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.”

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

In 2019 the Company entered into a Share Exchange Agreement, as amended (the “PVI Agreement”), with Pineapple Ventures, Inc. (“PVI”) and PVI’s stockholders. In connection with the PVI Agreement, the Company acquired a total of 50,000 shares of PVI’s outstanding capital stock, equaling 50% of the outstanding shares of PVI. The Company’s ownership interest in PVI was reduced to approximately 45% in January 2020. As a result of the investment in PVI, the Company entered the cannabis cultivation, production and distribution sector throughout California. PVI has several leased properties that are currently being developed to provide these cannabis-related services.

During 2019, PVI took preliminary business steps towards a project with Nordhoff Leases, LLC (“Nordhoff”), a related party, in which Nordhoff subleased 38,875 square feet in a building to three 15% owned entities by PVI; however, the contemplated project never matriculated and the planned contribution of Nordhoff to PVI was nullified. In June and July of 2020 PVI sold its 15% investments in three entities, including the cannabis licenses associated with them for $2.87 million to support its operations and assigned its three 15% owned entities’ subleases with Nordhoff to the buyer as part of the sale. PVI received 15% of the proceeds of the sale of the entities and their cannabis licenses.

Pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Wyoming corporation (“Pineapple Express”), and Pineapple, Inc., a Nevada corporation (“Pineapple”) and wholly-owned subsidiary of Pineapple Express, effective as of April 15, 2020 (the “Effective Date”), Pineapple Express merged with and into Pineapple, with Pineapple being the surviving entity (the “Reincorporation Merger”). The Reincorporation Merger was consummated to complete Pineapple Express’ reincorporation from the State of Wyoming to the State of Nevada. The Merger Agreement, the Reincorporation Merger, the Name Change (as defined below) and the Articles of Incorporation and Bylaws of Pineapple were duly approved by the written consent of shareholders of Pineapple Express owning at least a majority of the outstanding shares of Pineapple Express’ common stock. Pursuant to the Merger Agreement, the Company’s corporate name changed from “Pineapple Express, Inc.” to “Pineapple, Inc.”

The Company is based in Los Angeles, California. Through the Company’s operating subsidiary Pineapple Express Consulting, Inc. (“PEC”), as well as its PVI portfolio asset, the Company provides capital to its canna-business clientele, leases properties to those canna-businesses, takes equity positions and manages those operations, and provides consulting and technology to develop, enhance, or expand existing and newly formed infrastructures. Pineapple aims to become the leading portfolio management company in the U.S. cannabis sector. The Company’s executive team blends enterprise-level corporate expertise with a combined three decades of experience operating in the tightly-regulated cannabis industry. Pineapple’s strategic asset integration has provided it with the infrastructure to support its subsidiaries with cost-effective access to all segments of the vertical: from cultivation and processing, to distribution, retail and delivery. With its headquarters in Los Angeles, CA, Pineapple’s portfolio company, PVI, is rapidly increasing its footprint throughout the state and looking to scale into underdeveloped markets. While PVI is generating revenues from the above-mentioned means, PEC is currently still in development and is currently not generating revenues. The Company receives monthly dividends equal to approximately 45% of PVI’s income that provide regular operating cash flows.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As a result, significant volatility has occurred in both the United States and International markets. While the disruption is currently expected to be temporary, there is uncertainty around the duration. To date, the Company has experienced declining revenues, difficulty meeting debt covenants, maintaining consistent service quality with reduced revenue, and a loss of access to customers. Management expects this matter to continue to impact our business, results of operations, and financial position, but the ultimate financial impact of the pandemic on the Company’s business, results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

Recent Developments

None

Recent Accounting Pronouncements

Please see section captioned “Recent Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of recently issued and adopted accounting pronouncements.

Results of Operations

Summary of Results of Operations

	March 31,	March 31,
(In thousands, except per share data)	2020	2019

Revenue	$-	$15,000

Operating expenses:
General and administrative	195,805	124,627
Depreciation	2,157	2,157
Total operating expenses	197,962	126,784

Operating loss	(197,962)	(111,784)

Other (income) expense:
Interest expense	28,620	35,543
Loss on settlement of debt	-	12,375
Loss from equity method investment	50,168	2,592
Total other (income) expense	78,788	50,510

Income (loss) from operations before taxes	(276,750)	(162,294)

Provision for income taxes	-	-

Net income (loss)	$(276,750)	$(162,294)

Revenue

Revenue from operations for the three months ended March 31, 2020 was $0, which represents a decrease of $15,000, or 100% from $15,000 during the three months year ended March 31, 2019. The decrease in revenue was related to generating 3 months of consulting revenue from PVI in 2019 with no such revenue generated in 2020.

Operating Loss from Continuing Operations

Operating loss from continuing operations for the three months ended March 31, 2020 was $197,962, an increase of $86,178, or 43.5%, from an operating loss from continuing operations of $111,784 during the three months ended March 31, 2019. We noted that revenue decreased and general and administrative expenses increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, resulting in an increase of the operating loss.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 were $195,805, an increase of $71,178, or 36.4%, from $124,627 during the three months ended March 31, 2019. The most significant changes were increases in legal expense of $32,474 and increases in payroll expense of $48,500. These were offset by a reduction in consultant expense of $14,103.

Depreciation

Depreciation expense for the three months ended March 31, 2020 and 2019 was $2,157. This is consistent with the depreciable asset base which did not change for the three months ended March 31, 2020 and 2019.

Other Income/Expense

During the three months ended March 31, 2020, the Company has total other expense of $78,788, consisting of interest expense of $28,620 and losses from the Company’s equity method investment of $50,168. During the three month ended March 31, 2019, the Company had total other expense of $50,510, consisting of $12,375 in losses on settlements of debt, $35,543 in interest expense and $2,592 in losses from the Company’s equity method investment.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $276,750 for the three months ended March 31, 2020, as compared to a net loss of $162,294 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had a working capital deficit of $3,486,509, $0 in cash, and a $1,000,000 stock subscription receivable. As of March 31, 2020, the Company’s current liabilities included $896,774 in accounts payable and accrued liabilities, $27,208 in accrued interest payable, $1,534,155 in related party notes payable, $19,838 in other notes payable, $784,000 in advances on agreements, $6,000 in stock subscriptions payable, $1,000,000 in put option payable, and $140,048 in contingent liabilities. We have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultants and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and 3rd party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

Since March 31, 2020, the Company has utilized cash of $248,630, all of which came in the form of related party on demand loans. We intend to continue raising additional capital through related party loans. Additionally, in 2021 the Company is planning to apply to have its common stock quoted on the OTC Markets, at which point the Company plans to raise money through issuances of debt and/or equity securities in private placements to accredited investors. There can be no assurance that these funds will be available on terms acceptable to us, if at all, or will be sufficient to enable us to fully complete our development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead and operations, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Our consolidated financial statements included elsewhere in this filing have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $13,695,411 as of March 31, 2020 and had a net loss of $276,750 and utilized net cash of $146,771 in operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included elsewhere in this filing do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Based on our management’s estimates and expectation to continue to receive short-term debt funding from a related party on as needed basis, we believe that current funds on hand as of the date of issuance and proceeds of such loans will be sufficient for us to continue operations through March 31, 2022. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business; however, we can give no assurance that any future financing will be available or, if at all, and if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity and/or convertible debt financing.

Sources and Uses of Cash

Operating Activities

During the three month ended March 31, 2020, we used $146,771 of cash in operating activities, primarily as a result of our net loss of $276,750, net of non-cash operating expenses of $57,606, including $5,500 in stock-based compensation, depreciation expense of $2,517, and a loss from the Company’s equity method investment of $50,168. Operating assets and liabilities increased by $72,373, primarily due to an increase in accounts payable and accrued liabilities of $25,246, an increase in accrued interest payable of $24,657, and an increase in balances due to affiliates of $22,470. During the three month ended March 31, 2019, we used $152,859 of cash in operating activities, primarily as a result of our net loss of $162,294, net of non-cash operating expenses of $156,900, including $135,122 in related party settlements, $12,375 in losses on settlements of debt, $4,125 of interest expense from debt settlements, depreciation expense of $2,517, and a loss from the Company’s equity method investment of $2,592. Operating assets and liabilities decreased by $147,465, primarily due to an increase an increase in accounts payable and accrued liabilities of $120,771 and an increase in accrued interest payable of $24,194.

Investing Activities

During the three months ended March 31, 2020 and 2019, we had no cash flows from investing activities.

Financing Activities

During the three months ended March 31, 2020, we received $146,771 in cash from financing activities from net proceeds from related party notes payable. During the three months ended March 31, 2019, we received $152,859 in cash from financing activities, including $165,359 in proceeds from related party notes payable, net of $10,000 in repayments of related party notes payable.

Going Concern Qualification

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the unaudited condensed consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2020 and December 31, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to reasonably ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. Management based its controls on the report, “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

To the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2020:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	lack of audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

Subject to raising sufficient additional capital, we plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 to this Quarterly Report has the “Certifications” of our Chief Executive Officer and the Chief Financial Officer. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4. of this Quarterly Report contains is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name “www.thc.com”, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued a final award for transfer of the IP rights and the exercise of a put option in or about December 23, 2019, in favor of Claimants. Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company has accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable.

Pineapple Express, Inc. v. Ramsey Salem JAMS Arbitration Reference Number: 1220063897, filed December 4, 2019. This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. The matter was pending before JAMS and set for arbitration to be conducted on March 22, 2021, but the matter was continued as the parties are executing a settlement agreement resolving all claims on a global basis which is expected to be executed in April 2021.

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

Sharper, Inc. v. Pineapple Express, Inc., et al. Los Angeles Superior Court Case Number: 18SMCV00149, filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019 pending the outcome of Arbitration. The matter was arbitrated and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was reduced to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding.

Cunningham v. Pineapple Express, Inc. Los Angeles Superior Court Case Number: BS171779. Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office, was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. On information and belief, enforcement proceedings continue for the sums outstanding on the Judgment.

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

The Hit Channel v. Pineapple Express, Inc. Los Angeles Superior Court Case Number: 19STCV09006, filed in or about March 14, 2019. This action arose from certain complaint and cross-complaint arising from certain licensing agreement entered into between the parties for the commercial exploitation of the URL and Domain Name “THC.com”. The matter has since resolved pursuant to the confidential settlement agreement entered into by and between the parties. The licensing agreement has been deemed terminated, and the matter has been dismissed with prejudice by order of the court on February 14, 2020.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc. JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. The parties self-represented in arbitration and a final arbitration award was issued in the amount of $23,805, on or about October 27, 2020, against respondent Pineapple Express, Inc. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc., a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Nonetheless, the parties are cooperating to resolve this matter in advance of hearing.

Novinger v. Pineapple Express, Inc. Los Angeles Superior Court Case Number: 20CHLC10510, filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,000. On September 23, 2020, a default judgment was entered against Pineapple Express, Inc. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 16, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020 that were not previously disclosed in a Current Report on Form 8-K or Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

There have been no events which are required to be reported under this Item.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

13

10.9†

Employment Agreement dated March 1, 2016 by and between the Company and Theresa Flynt (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.10	Services Agreement dated July 19, 2016 between Charles Day of Sharper, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.11	Restated Binding Letter of Intent dated March 29, 2018 by and between Sky Island Inc. and Pineapple Express Consulting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.12	License Agreement dated April 3, 2018 by and between the Company and Sky Island Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.13	Irrevocable Proxy dated March 8, 2017 by and between Sky Island, Inc., and Vincent Mehdizadeh, and Jaime Ortega (incorporated by reference to Exhibit 1 to the Schedule 13D, filed with the SEC on November 26, 2019).

10.14	Agreement, dated as of January 17, 2020, among the Company, Pineapple Ventures, Inc., the stockholders of Pineapple Ventures, Inc., and Jaime Ortega (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020).

10.15	Merchandise Licensing Agreement, dated June 23, 2017, among Pineapple Express, Inc. and Putnam Accessory Group, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.16	Asset Purchase and Sale Agreement, dated September 2019, among Pineapple Express, Inc. and Neu-Ventures Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.17	Letter Agreement, dated as of March 2, 2020, among Pineapple Express, Inc., Pineapple Ventures, Inc. and Jaime Ortega (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.19	Independent Contractor Agreement dates as of May 29, 2020 by and between Pineapple, Inc. and Gianmarco Rullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2020)

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Significant Changes Caused by the Reincorporation Merger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 03, 2020).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: April 13, 2021	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

15