Form 10-Q
period 2020-06-30
PINEAPPLE, INC.
filed 2021-04-13
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

PINEAPPLE, INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	December 31, 2019 (Audited)
Assets
Current Assets:
Cash	$1,001	$-
Stock subscription receivable	1,000,000	1,000,000
Total Current Assets	1,001,001	1,000,000

Property and equipment (net of depreciation)	17,999	21,778
Operating lease right-of-use asset	-	40,775

Other Assets:
Equity method investment	9,778,863	10,938,715
Deposits	-	7,944
Total Other Assets	9,778,863	10,946,659
Total Assets	$10,797,863	$12,009,212

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$896,478	$871,528
Accrued interest payable	52,408	312,182
Stock subscriptions payable	-	5,940,720
Operating lease liability	-	41,142
Due to affiliates	78,628	39,048
Notes payable, related party	1,513,527	2,139,753
Note payable	19,838	19,838
Advances on agreements	784,000	784,000
Put option liability	1,000,000	1,000,000
Contingent liabilities	140,048	140,048
Total Current Liabilities	4,484,927	11,288,259
Total Liabilities	4,484,927	11,288,259

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 88,461,200 and 76,890,925 shares issued and outstanding, respectively	8	7
Additional paid-in-capital	20,280,626	14,139,607
Accumulated deficit	(13,967,698)	(13,418,661)
Total Stockholders’ Equity	6,312,936	720,953
Total Liabilities and Stockholders’ Equity	$10,797,863	$12,009,212

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$-	$-	$-	$15,000

Operating Expenses
General and administrative	197,780	553,823	393,585	678,450
Depreciation	1,622	2,157	3,779	4,314
Total Operating Expenses	199,402	555,980	397,364	682,764

Operating loss	(199,402)	(555,980)	(397,364)	(667,764)

Other (Income) Expense
Interest expense	25,201	34,543	53,821	71,086
Loss on settlement of debt	-	92,400	-	104,775
Income from Mutual Release Agreement		(631,360)	-	(631,360)
Loss from equity method investment	47,684	20,733	97,852	23,325
Total Other (Income) Expense	72,885	(482,684)	151,673	(432,174)

Loss from operations before taxes	(272,287)	(73,296)	(549,037)	(235,590)

Provision for income taxes	-	-	-	-

Net Loss	$(272,287)	$(73,296)	$(549,037)	$(235,590)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Weighted Average Common Shares – Basic and Diluted	88,117,793	65,862,925	85,349,215	65,862,925

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2019	65,862,925	$6	$7,952,586	$(12,250,199)	$(4,297,607)
Gain of settlements of related party debt	-	-	135,122	-	135,122
Refund of additional paid-in-capital	-	-	(2,500)	-	(2,500)
Net loss	-	-	-	(162,294)	(162,294)
Balance as of March 31, 2019	65,862,925	$6	$8,085,208	$(12,412,493)	$(4,327,279)
Common stock issued for prior year subscriptions	5,000	-	2,500	-	2,500
Common stock issued for compensation	535,000		295,500		295,500
Common stock issued for settlements of debt and payables	488,000	-	220,400	-	220,400
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	5,500,000
Net loss	-	-	-	(73,296)	(73,296)
Balance as of June 30, 2019	76,890,925	$7	$14,103,607	$(12,485,789)	$1,617,825

Balance as of January 1, 2020	76,890,925	$7	$14,139,607	$(13,418,661)	$720,953
Common stock issued for settlements of debt and payables	555,275	-	440,220	-	440,220
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	5,500,000
Net loss	-	-	-	(276,750)	(276,750)
Balance as of March 31, 2020	87,446,200	$8	$20,079,826	$(13,695,411)	$6,384,423
Common stock issued for compensation and debt extinguishment	1,015,000	-	200,800	-	200,800
Net loss	-	-	-	(272,287)	(272,287)
Balance as of June 30, 2020	88,461,200	$8	$20,280,626	$(13,967,698)	$6,312,936

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net loss	$(549,037)	$(235,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,779	4,314
Non-cash lease expense	(367)	808
Loss (Gain) from equity method investment	97,852	23,325
Income from Mutual Release Agreement	-	(631,360)
Loss on settlement of debt	-	104,775
Related party settlements	-	171,122
Interest expense - debt settlements	-	4,125
Stock-based compensation	80,300	295,500
Changes in operating assets and liabilities:
Accounts receivable	-	(17,500)
Security deposits	7,944	-
Accounts payable and accrued liabilities	24,950	309,688
Accrued interest payable	49,857	84,549
Stock subscription payable	-	(466,220)
Due to affiliates	39,580	14,086
Net cash used in operating activities	(245,142)	(338,378)

Cash Flows from Financing Activities
Proceeds from related party notes payable	248,043	358,400
Repayments of related party notes payable	(1,900)	(20,000)
Proceeds from sale of common stock	-	2,500
Refund of additional paid-in-capital	-	(2,500)
Net cash provided by financing activities	246,143	338,400

Net Change in Cash	1,001	22

Cash, Beginning of Year	-	-

Cash, End of Year	$1,001	$22

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended
	June 30, 2020		June 30, 2019
Supplemental Disclosures of Cash Flow Information

Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Stock and stock subscriptions issued in exchange for equity method investment		$-	$11,000,000
Common stock issued for prior year equity method investment		$5,500,000	$-
Common stock issued for prior year settlements		$440,220	$-
Common stock issued for debt extinguishment		$120,000	$-
Equity method investment exchanged for forgiveness of related party note payable and accrued interest		$1,062,000	$-
Deferred revenue adjusted to related party note payable	$		$150,000
Common stock issued for settlements	$		$220,400
Right-of-use asset and lease liability from the adoption of ASU 2016-02		$-	$122,985

PINEAPPLE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of June 30, 2020 and December 31, 2019, the Company has 45.17% and 50% ownership interest, respectively, in PVI.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of June 30, 2020 and December 31, 2019, the Company had no cash balances in excess of FDIC insured limits.

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

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2020, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

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

At June 30, 2020 and December 31, 2019, the Company had no warrants outstanding and no shares issuable for conversion of notes payable.

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

Our service revenues arise from contracts with customers and include consulting related to the licensing, development, and compliance areas of the cannabis business and operational dispensary management. The Company also provides marketing and branding consulting services. We did not identify any costs incurred during the six months ended June 30, 2020 and 2019 directly attributable to generating consulting revenue, and therefore have not categorized any costs as costs of sales.

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

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain customer deposits to lessen our risk of non-payment by our customers. Customer deposits are recognized as revenue as we perform under the contract. As of June 30, 2020 and December 31, 2019, the Company did not have any customer deposits recognized as unearned revenue. In April 2019, as a result of the Company’s investment in PVI, the licensing contract entered into with PVI in 2018 was terminated and the $150,000 customer deposit received in 2018 from PVI was returned.

Changes to unearned revenue during the six months ended June 30, 2020 and 2019 are summarized as follows:

	2020	2019
Unearned revenue, beginning of period	$-	$310,680
Customer deposits received	-	-
Customer deposits returned	-	(150,000)
Other income recognized	-	-
Unearned revenue, end of period	$-	$160,680

Advertising/Promotion

The Company’s advertising/promotion costs are expensed as incurred. The Company did not incur any advertising/promotion expense for the six months ended June 30, 2020 or 2019.

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

The fair value of the Company’s warrant grants, including the put option liability from the THC Merger, are estimated using the Black-Scholes-Merton and Binomial Option Pricing models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton and Binomial Option Pricing models and based on actual experience. The assumptions used in the Black-Scholes-Merton and Binomial Option Pricing models could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, the market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of June 30, 2020 and December 31,2019, there were no outstanding warrants.

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

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $13,967,698 at June 30, 2020 and incurred a net loss of $549,037 and utilized net cash of $245,142 in operating activities during the six months ended June 30, 2020. The Company has not generated significant revenues and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up-listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the six months ended June 30, 2020, the Company raised $248,043 in cash proceeds from the issuance of related party notes.

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

Note 4 – Property and Equipment

Property and equipment as of June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Subtotal	55,473	55,473
Less accumulated depreciation	(37,474)	(33,695)
Property and equipment, net	$17,999	$21,778

Depreciation expense for the six months ended June 30, 2020 and 2019 was $3,779 and $4,314, respectively.

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of June 30, 2020 and December 31, 2019, the Company has 45.17% and 50% ownership interest, respectively, in PVI.

The following represents summarized financial information of PVI:

	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019
Revenue	$88,969	$3,551
Cost of goods sold	1,430	1,430
Gross margin	87,539	2,121
Operating expenses	675,620	209,474
Gain from sale of investments	(374,250)	-
Net income (loss)	$213,831	$(207,353)

Based on its 45.17% equity investment, the Company has recorded a loss from equity investment of $97,852 for the six months ended June 30, 2020 and a loss from equity investment of $23,325 for the six months ended June 30, 2019, respectively. The carrying value of the equity investment as of June 30, 2020 and December 31, 2019 was $9,778,863 and $10,938,715, respectively.

In August 2019, PVI began advancing funds for payment of the Company’s monthly office rent. Total advances through December 31, 2019 and for the six months ended June 30, 2020 were $42,856  and $39,580, respectively.

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

In accordance with ASC 842, Leases, the depreciation for the Company’s operating lease right-of-use asset is recorded in periodic lease expense within the Company’s general and administrative expenses in the consolidated statements of operations. The periodic lease expense recorded during the six months ended June 30, 2020 and 2019 was $42,489 and $50,986, respectively. Total lease payments for the six months ended June 30, 2020 and 2019 were $42,856 and $50,178, respectively. Total amortization of the operating lease right-of-use asset for the three months ended June 30, 2020 and 2019 was $40,775 and $38,565, respectively.

Upon expiration of the lease term in June 2020, the Company’s security deposit was applied towards the final rent payment and the lease reverted to a month-to-month basis until PVI entered into a new lease for the property in August 2020. The Company has agreed to pay a rent allocation to PVI of $1,000 per month.

Note 7 – Notes Payable, Related Party

Notes payable, related party, are comprised of the following as of June 30, 2020 and December 31, 2019:

Noteholder	Due	Interest Rate	Secured	June 30, 2020	December 31, 2019
Sky Island, Inc.	Demand	10%	No	$1,004,755	$1,757,124
Matt Feinstein	Demand	0%	No	483	2,249
Eric Kennedy	Demand	0%	No	30,000	30,000
Rob Novinger	Demand	0%	No	25,000	25,000
Neu-Ventures, Inc.	Demand	0%	No	453,289	325,380
Total				$1,513,527	$2,139,753

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

On July 17, 2017, the Company issued an unsecured promissory note to Sky Island for $700,000 to fund the purchase of a parcel of property necessary for the Company’s development projects from an unrelated third party. The note and accrued interest at 10% are due and payable on demand by Sky Island. In June 2020, Sky Island agreed to reduce interest charged on the outstanding balance of all its notes payable to 0%.

Since January 1, 2018 to December 31, 2019, the Company increased the Sky Island promissory notes from a beginning balance of $1,158,000 to a balance of $1,757,124 from additional advances and payments on behalf of the Company. In January 2020, the Company entered into an agreement to reduce the outstanding loan by $1,062,000, first applied to accrued interest of $312,891, in exchange for ownership in the Company’s equity method investment. See Note 5. This reduced the outstanding balance as of June 30, 2020 to $1,004,755.

The promissory note transactions were deemed a related party transaction because Jaime Ortega, Owner/COO/Director of Sky Island, Inc., was a founding shareholder of the Company. Mr. Ortega has an aggregate ownership of 56.9% and 51.7% of the issued and outstanding common stock of the Company as of June 30, 2020 and December 31, 2019, respectively.

In September 2016, the Company received a $50,000 loan from Matt Feinstein, a Director, related to the acquisition of a company investment in 2016, which was then sold in 2017. This loan and any subsequent advances are due on demand and do not incur interest. The Company received additional advances from Mr. Feinstein during the years ended December 31, 2019 and 2018 of $3,416 and $2,096, respectively. During 2019, Mr. Feinstein agreed to reduce the note balance by $14,871, which was recorded as a gain on settlement of related party debt in the consolidated statements of stockholders’ equity. The outstanding balance of Mr. Feinstein’s loan as of June 30, 2020 is $483.

In May 2019, the Company agreed to a settlement with Eric Kennedy, a Director, related to deferred cash compensation that had been accrued for in the Company’s accounts payable and accrued liabilities. The settlement reduced the amount owed to $35,000 and resulted in a gain on settlement of related party payables of $36,000, which was recorded in the consolidated statements of stockholders’ equity. The remaining $35,000 owed was reclassified to related party notes payable. The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of June 30, 2020.

As of December 31, 2018, Rob Novinger, a shareholder of the Company, has been paid $10,000 against his note with an original balance of $30,000, leaving a balance of $20,000. An additional $5,000 was added to the balance from a new advance received in 2019, leaving a balance of $25,000 at June 30, 2020.

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. These advances are due on demand and do not incur interest. Advances from Neu-Ventures between April and December 2019 totaled $325,280. Advances from Neu-Ventures between January and June 2020 totaled $247,909, net of common shares issued for extinguishment with a value of $120,000.

Accrued interest payable on the Sky Island promissory notes as of June 30, 2020 and December 31, 2019 was $44,933 and $304,707, respectively. Interest expense of $53,821 and $71,086 was recorded for the six months ended June 30, 2020 and 2019, respectively. There was no interest paid on Notes Payable, Related Party, during the six months ended June 30, 2020 or 2019.

Note 8 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016 for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of June 30, 2020 and December 31, 2019 is $27,313, which includes principal of $19,838 and $7,475 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a Director. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest.

Note 9 – Advances on Agreements

At June 30, 2020 and December 31, 2019, advances on agreements balance consist of the following:

Noteholder	June 30, 2020	December 31, 2019
Investor One and Investor Two	$169,000	$169,000
Investor Three	615,000	615,000
Advances on Agreements	$784,000	$784,000

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

The put option liability on the date of issuance of February 12, 2016 was determined to be $706,616 and was included in the purchase price of the THC Merger. While the 30-month period expired prior to December 31, 2018, the Company is currently in arbitration related to an attempted exercise of the put option, in which the exercise of the put option was upheld by the arbitrator. Based on the Company’s asserted defenses, the Company is appealing the award. However, the Company has recorded a stock subscription receivable and a put option liability for the $1,000,000 exercise amount at June 30, 2020 and December 31, 2019 based on the pending award as discussed in Note 12. During the six months ended June 30, 2020 and 2019, there has not been any change in the fair value of the put option liability. The matter remains unresolved as of June 30, 2020 and both the stock subscription receivable and the put option liability for the $1,000,000 exercise remain outstanding.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding, and 88,461,200 and 76,890,925, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2020 and 2019, the Company issued 490,000 and 535,000 shares, respectively, for services valued at $80,800 and $295,500, respectively.

During the six months ended June 30, 2020, the Company issued 525,000 shares in exchange for $120,000 of related party note payable extinguishment.

During the six months ended June 30, 2019, the Company issued 555,275 and 488,000 shares, respectively, of its common stock in exchange for debt settlements valued at $440,220 and $220,400, respectively. The Company also paid a refund of additional paid-in-capital of $2,500.

During the six months ended June 30, 2019, the Company issued 10,000,000 shares of common stock in exchange for a 50% equity investment in PVI, with another 10,000,000 shares of common stock issued during the six months ended June 30, 2020.

The Company has a stock subscriptions payable balance of $0 and $5,940,720 as of June 30, 2020 and December 31, 2019, respectively. A total of $5,500,000 of the balance at December 31, 2019 represents 10,000,000 shares of common stock issued in exchange for the Company’s investment in PVI that were not issued until February 2020. An additional $444,220 of the balance at December 31, 2019 represents the settlement of 555,275 shares payable to The Hit Channel discussed in Note 12, which were also issued during February 2020.

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

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name “www.thc.com”, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019 upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights. Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company has accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable as of June 30, 2020 and December 31, 2019.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020 for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s advances on agreements liability as of June 30, 2020 and December 31, 2019. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019 pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019 for the principal amount of $15,375. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of June 30, 2020 and December 31, 2019 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779 Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office, was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim is accrued for in the Company’s contingent liabilities as of June 30, 2020 and December 31, 2019.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of June 30, 2020 and December 31, 2019. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

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

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. A final award from arbitration also awarded arbitration fees to the claimant, increasing the award from $15,000 to $23,805, which the Company has accrued in contingent liabilities as of June 30, 2020 and December 31, 2019. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc., a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple, Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Nonetheless, the parties are cooperating to resolve this matter in advance of hearing.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019 and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of June 30, 2020 and December 31, 2019 in the Company’s contingent liabilities.

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

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at June 30, 2020 and December 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Pineapple,” the “Company,” “our,” “we” or “us” and similar terms include Pineapple, Inc., unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the six months ended June 30, 2020, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). US Dollars are denoted herein by “USD,” “$” and “dollars.”

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the six months ended June 30, 2020 and 2019. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2020 and the consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective periods. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Introduction

This filing includes, in one comprehensive filing, the business and financial information for the Company as of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019, and the Company’s financial statements.

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

Results of Operations

Summary of Results of Operations

	For the three months ended	For the three months ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019

Revenue	$-	$-

Operating expenses:
General and administrative	197,780	553,823
Depreciation	1,622	2,157
Total operating expenses	199,402	555,980

Operating loss	(199,402)	(555,980)

Other (income) expense:
Interest expense	25,201	35,543
Loss on settlement of debt	-	92,400
Income from Mutual Release Agreement	-	(631,360)
Loss (gain) from equity method investment	47,684	20,733
Total other (income) expense	72,885	(482,684)

Income (loss) from operations before taxes	(272,287)	(73,296)

Provision for income taxes	-	-

Net income (loss)	$(272,287)	$(73,296)

Revenue

There was no revenue from operations for the three months ended June 30, 2020 and 2019.

Operating Loss from Continuing Operations

Operating loss from continuing operations for the three months ended June 30, 2020 was $199,402, a decrease of $356,578, or 178.8%, from an operating loss from continuing operations of $553,823 during the three months ended June 30, 2019. We noted that general and administrative expenses were significantly higher for the three months ended June 30, 2019 compared to the three months ended June 30, 2020, resulting in an increase of the operating loss.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 were $199,780, a decrease of $356,043, or 180.0%, from $553,823 during the three months ended June 30, 2019. The most significant changes were decreases in legal expense of $123,414 and consulting expense of $270,490.

Depreciation

Depreciation expense for the three months ended June 30, 2020 was $1,662 compared to the three months ended June 30, 2019 was $2,157. The decrease comes from an asset becoming fully depreciated in 2020.

Other Income/Expense

During the three months ended June 30, 2020, the Company has total other expense of $72,885, consisting of interest expense of $25,201 and losses from the Company’s equity method investment of $47,684. During the three months ended June 30, 2019, the Company had total other income of $482,684, consisting of income from the Mutual Release Agreement of $631,360, net of $92,400 in losses on settlements of debt, $35,543 in interest expense and $20,733 in losses from the Company’s equity method investment.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $272,287 for the three months ended June 30, 2020, as compared to a net loss of $73,296 for the three months ended June 30, 2019.

	For the six months ended	For the six months ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019

Revenue	$-	$15,000

Operating expenses:
General and administrative	393,585	678,450
Depreciation	3,779	4,314
Total operating expenses	397,364	682,764

Operating loss	(397,364)	(667,764)

Other (income) expense:
Interest expense	53,821	71,086
Loss on settlement of debt	-	104,775
Income from Mutual Release Agreement	-	(631,360)
Loss from equity method investment	97,852	23,325
Total other (income) expense	151,673	(432,174)

Income (loss) from operations before taxes	(549,037)	(235,590)

Provision for income taxes	-	-

Net income (loss)	$(549,037)	$(235,590)

Revenue

Revenue from operations for the six months ended June 30, 2020 was $0, which represents a decrease of $15,000, or 100% from $15,000 during the six months year ended June 30, 2019. The decrease in revenue was related to generating 3 months of consulting revenue from PVI in 2019 with no such revenue generated in 2020.

Operating Loss from Continuing Operations

Operating loss from continuing operations for the six months ended June 30, 2020 was $397,364, a decrease of $270,400, or 40.5%, from an operating loss from continuing operations of $682,764 during the six months ended June 30, 2019. We noted that general and administrative expenses were significantly higher for the six months ended June 30, 2019 compared to the six months ended June 30, 2020, resulting in an increase of the operating loss.

General and Administrative

General and administrative expenses for the six months ended June 30, 2020 were $393,585, a decrease of $284,865, or 42.0%, from $678,450 during the six months ended June 30, 2019. The most significant changes were decreases in legal expense of $90,940 and consulting expense of $287,872, net of an increase in payroll expense of $78,500.

Depreciation

Depreciation expense for the six months ended June 30, 2020 was $3,779 compared to the six months ended June 30, 2019 was $4,314. The decrease comes from an asset becoming fully depreciated in 2020.

Other Income/Expense

During the six months ended June 30, 2020, the Company has total other expense of $151,673, consisting of interest expense of $53,821 and losses from the Company’s equity method investment of $97,852. During the six months ended June 30, 2019, the Company had total other income of $432,174, consisting of income from the Mutual Release Agreement of $631, 360, net of $104,775 in losses on settlements of debt, $71,086 in interest expense and $23,325 in losses from the Company’s equity method investment.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $549,037 for the six months ended June 30, 2020, as compared to a net loss of $235,590 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had a working capital deficit of $3,483,926, $1,001 in cash, and a $1,000,000 stock subscription receivable. As of June 30, 2020, the Company’s current liabilities included $896,478 in accounts payable and accrued liabilities, $52,408 in accrued interest payable, $1,513,527 in related party notes payable, $19,838 in other notes payable, $784,000 in advances on agreements, $1,000,000 in put option payable, and $140,048 in contingent liabilities. We have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultants and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and 3rd party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

Since June 30, 2020, the Company has utilized cash of $209,630, all of which came in the form of related party on demand loans. We intend to continue raising additional capital through related party loans. Additionally, in 2021 the Company is planning to apply to have its common stock quoted on the OTC Markets, at which point the Company plans to raise money through issuances of debt and/or equity securities in private placements to accredited investors. There can be no assurance that these funds will be available on terms acceptable to us, if at all, or will be sufficient to enable us to fully complete our development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead and operations, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Our consolidated financial statements included elsewhere in this filing have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $13,967,698 as of June 30, 2020 and had a net loss of $549,037 and utilized net cash of $245,142 in operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included elsewhere in this filing do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Based on our management’s estimates and expectation to continue to receive short-term debt funding from a related party on as needed basis, we believe that current funds on hand as of the date of issuance and proceeds of such loans will be sufficient for us to continue operations through June 30, 2022. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business; however, we can give no assurance that any future financing will be available or, if at all, and if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity and/or convertible debt financing.

Sources and Uses of Cash

Operating Activities

During the six months ended June 30, 2020, we used $245,142 of cash in operating activities, primarily as a result of our net loss of $549,037, net of non-cash operating expenses of $301,564, including $80,300 in stock-based compensation, depreciation expense of $3,779, and a loss from the Company’s equity method investment of $97,852. Operating assets and liabilities increased by $122,331, due to a decrease in security deposits of $7,944, an increase in accounts payable and accrued liabilities of $24,950, an increase in accrued interest payable of $49,857, and an increase in balances due to affiliates of $39,580. During the six months ended June 30, 2019, we used $338,378 of cash in operating activities, primarily as a result of our net loss of $235,590, net of non-cash operating income of $27,391, including $631,360 of income from the Mutual Release Agreement, net of $171,122 in related party settlements, $104,775 in losses on settlements of debt, $4,125 of interest expense from debt settlements, stock-based compensation of $295,500 depreciation expense of $4,314, and a loss from the Company’s equity method investment of $23,325. Operating assets and liabilities decreased by $75,397, due to a decrease in stock subscriptions payable of $466,220, net of an increase in accounts payable and accrued liabilities of $309,688, an increase in accrued interest payable of $84,549 and an increase in balances due to affiliates of $14,086.

Investing Activities

During the six months ended June 30, 2020 and 2019, we had no cash flows from investing activities.

Financing Activities

During the six months ended June 30, 2020, we received $246,143 in cash from financing activities from net proceeds from related party notes payable. During the six months ended June 30, 2019, we received $338,400 in cash from financing activities, including $358,400 in proceeds from related party notes payable, net of $20,000 in repayments of related party notes payable.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2020 and December 31, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2020:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020 that were not previously disclosed in a Current Report on Form 8-K or Annual Report on Form 10-K.

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