Form 10-K/A
period 2019-12-31
PINEAPPLE, INC.
filed 2021-08-17
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(877) 310-7675

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

Explanatory Note No. 1

Pineapple, Inc. (f/k/a Pineapple Express, Inc. and, together with its consolidated subsidiaries, “Pineapple”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is filing this comprehensive Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2019 and the quarterly periods ended March 31, 2019, June 30, 2019, and September 30, 2019 as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Explanatory Note No. 2

The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its comprehensive Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021, solely to correct a typographical error and clarify that the Company’s shares of common stock are quoted on the OTC Grey Market and are not listed on any national securities exchange.

In addition, the Exhibit Index in Item 15 of Part IV of the 2019 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the 2019 Form 10-K. The 2019 Form 10-K continues to speak as of the date of the 2019 Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2019 Form 10-K other than as expressly indicated in this Amendment.

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

Company Background

Pineapple’s shares of common stock are quoted on the OTC Grey Market under the symbol “PNPL”. As of the date of this Annual Report, OTC Markets has designated the Company’s trading symbol as “Caveat Emptor” by placing a skull and crossbones icon next to the symbol. This designation occurred when the Company was issued an Order of Suspension of Trading from the U.S. Securities and Exchange Commission (the “SEC”) on April 28th, 2016 because of “recent, unusual and unexplained market activity in the Company’s stock that raises concerns about the adequacy of publicly-available information regarding the Company”. The Company was released from suspension two weeks later. The Company was not charged with any wrong-doing and believes the unusual spike in stock activity was related to an enormous amount of press received by the Company because a famous cultural icon invested in the Company stock. The Company was not fully reporting with the SEC yet when this occurred. The Company intends on becoming fully reporting with the SEC. The Company then intends to have a market maker quote its shares of common stock on the OTCQB or another over-the-counter trading platform, thereby moving from the current OTC Grey Market. The Company was incorporated under the laws of the State of Nevada on August 3, 1983 as “Global Resources, Ltd”. On April 12, 1999, the Company changed its name from “Global Resources, Ltd.” to “Helixsphere Technologies, Inc.” and on October 2, 2013 to “New China Global Inc.” On October 30, 2013, the Company filed Articles of Continuance with the Secretary of State in the State of Wyoming pursuant to which the Company re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries”.

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

We continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this Annual Report. We remain delayed with our SEC reporting obligations as of the filing date of this Annual Report and we cannot assure you that we will be able to complete our remaining filings for periods subsequent to those included in this Annual Report. Until we complete these remaining filings, we expect to continue to face many of the risks and challenges we have experienced during our extended filing delay period, which include but are not limited:

●	to continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status;
●	additional significant time and expense required to complete our remaining filings and the process of seeking the resumption of quotation of our common stock on OTC Markets;
●	continued distraction of our senior management team and our board of directors as we work to complete our remaining filings and seek to for our common stock to resume being quoted on the OTC Markets;
●	limitations on our ability to raise capital and make acquisitions; and
●	general reputational harm as a result of the foregoing.

Even if we complete our remaining filings for periods subsequent to those included in this Annual Report and our common stock resumes being quoted on OTC Markets, we cannot assure you that all of the risks and challenges described above will be eliminated.

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

Prior to April 28, 2016, our common stock was quoted on the OTC Pink Marketplace. On April 28, 2016 the SEC suspended the trading of our Common Stock due to irregular market activity. It is management’s belief that such activity was spawned by news of a public figure investing into the Company. The trading suspension ended on May 11, 2016 but a broker must also file a Form 15c2-11 with FINRA that must be approved before our Common Stock can be eligible to resume quotation on the OTC Pink Market or OTCQB. As of the date hereof, no broker has filed a Form 15c2-11 and as a result, our common stock is quoted on the OTC Grey Market.

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

Currently, shares of our common stock are quoted on the OTC Grey Market and are not listed on any national securities exchange, such as the New York Stock Exchange or the NASDAQ Stock Market. Even if we desire to have our shares listed on a national securities exchange, the fact that our business is associated with the use of cannabis, the legal status of which is uncertain in some states and at the federal level, may make any efforts to become listed on a securities exchange more problematic as we believe national exchanges may be reluctant to list shares of companies whose business is associated with the recreational use of cannabis. While we plan to work with NASDAQ or other exchanges in an attempt to change their views of responsible cannabis related businesses, there can be no assurance that our common stock will ever be listed on NASDAQ or any other national securities exchange. As a result, our common stock may never develop an active trading market which may limit our investors’ ability to liquidate their investments or cause our stock price to be particularly volatile.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange, our common stock may only trade on one of the OTC Markets (if we are successful in applying to trade on such marketplace) or on the OTC Grey Market. In those markets, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC reporting regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock and one may never develop. Our common stock is currently quoted on the OTC Grey Market. The OTC Grey Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the requirements to be quoted on the OTC Markets or satisfy the listing requirements to be listed on a national securities exchange, which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the quotation or listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed or traded on such market. Should we fail to satisfy the initial listing standards of the national exchanges or requirements to be quoted on the OTC Markets, or our common stock is otherwise rejected for listing or quotation, and remains quoted on the OTC Grey Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is not traded on any national exchange. Our common stock is quoted on the OTC Grey Market under the ticker symbol “PNPL”. As of December 31, 2019, there were 282 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

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

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up-listing to a national exchange or quotation on the OTC Markets is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the year ended December 31, 2019, the Company raised $387,367 in cash proceeds from the issuance of related party notes.

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

10.10	Services Agreement dated July 19, 2016 between Charles Day of Sharper, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.11	Restated Binding Letter of Intent dated March 29, 2018 by and between Sky Island Inc. and Pineapple Express Consulting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.12	License Agreement dated April 3, 2018 by and between the Company and Sky Island Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.13	Irrevocable Proxy dated March 8, 2017 by and between Sky Island, Inc., and Vincent Mehdizadeh, and Jaime Ortega (incorporated by reference to Exhibit 1 to the Schedule 13D, filed with the SEC on November 26, 2019).

10.14	Agreement, dated as of January 17, 2020, among the Company, Pineapple Ventures, Inc., the stockholders of Pineapple Ventures, Inc., and Jaime Ortega (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020).

10.15	Merchandise Licensing Agreement, dated June 23, 2017, among Pineapple Express, Inc. and Putnam Accessory Group, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.16	Asset Purchase and Sale Agreement, dated September 2019, among Pineapple Express, Inc. and Neu-Ventures Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.17	Letter Agreement, dated as of March 2, 2020, among Pineapple Express, Inc., Pineapple Ventures, Inc. and Jaime Ortega (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.19	Independent Contractor Agreement dates as of May 29, 2020 by and between Pineapple, Inc. and Gianmarco Rullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2020).

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2021, which is being amended hereby).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Significant Changes Caused by the Reincorporation Merger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 03, 2020).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: August 17, 2021	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

PINEAPPLE, INC.

Dated: August 17, 2021	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Feinstein	Chief Financial Officer, Chairman	August 17, 2021
Matthew Feinstein	and Director

/s/ Randy Hurwitz	Director	August 17, 2021
Randy Hurwitz

/s/ Katherine Hill	Director	August 17, 2021
Katherine Hill

