Form 10-K
period 2020-12-31
PINEAPPLE, INC.
filed 2021-10-04
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55896

PINEAPPLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5185484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10351 Santa Monica Blvd., Suite 420

Los Angeles, CA 90025

(Address of principal executive offices) (Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2020, was approximately $2,250,900. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, holders of 10% or more of the registrant’s common stock and their affiliates.

As of September 27, 2021, there were 89,771,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

Use of Market and Industry Data

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Annual Report”) includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

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

PART I.

ITEM 1. BUSINESS

This Annual Report (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

Pineapple, Inc. (f/k/a Pineapple Express, Inc). (“Pineapple”, the “Company,” “we,” “us” or “our”) is a pioneer in the cannabis industry. As a result of a share exchange agreement entered into in March 2019, as subsequently amended, and a debt forgiveness agreement in January 2020, the Company has a 45.17% equity stake, as discussed below, in Pineapple Ventures, Inc. (“PVI”). PVI invests in established cannabis businesses, funds cannabis start-up businesses, and may establish cannabis storefronts. Through its affiliates, PVI has established a delivery service with a fleet of vehicles, and is establishing a retail dispensary, and cultivation and production activities. PVI also provides supporting marketing, branding, and infrastructure support services for investment entities.

PVI owns and operates:

●	30% of a state-licensed cannabis delivery service in Los Angeles, CA, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions.
●	30% of a state-licensed retail dispensary and cannabis delivery service in Palm Springs, which construction should be completed in September 2021, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions.
●	30% equity stake of two (2) separate state-licensed manufacturing entities (not operational yet).
●	30% of one (1) state-licensed cultivation entity (not operational yet);
●	15% of two (2) separate state-licensed cultivation and manufacturing entities and 15% of one (1) state-licensed distribution entity. In June 2020, the three entities sold their cannabis licenses for aggregate $2.87 million, of which approximately $431k was recognized by PVI.

●	100% of PineappleWellness.com, a nationwide Hemp Cannabidiol (“CBD”) retail website;
●	10% equity plus management fee of 10% of sales of a state-licensed retail dispensary and cannabis delivery service (anticipating finishing construction in Hollywood, CA in October 2021).

PVI’s cannabis delivery service has already commenced operations and was launched out of Los Angeles, CA in January 2019. The other above-mentioned projects are in the process of being built, and PVI anticipates that these services will be operational September of 2021. As a result of its equity stake in PVI, the Company will receive 45.17% of all net income generated by PVI from these business ventures. The owned and managed cannabis licenses and real property rental and sublease assets along with the Company’s brand recognition and intellectual property are prepared to penetrate the cannabis market from ‘seed to sale’ for cultivation, manufacturing, distribution, retail storefront, and delivery in the State of California.

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

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20th, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipates beginning sales of the Top Shelf SDS system in the fourth quarter of 2021.

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

In June of 2020, Nordhoff’s $50,000 rent payments per month were increased to $87,000 per month. During the same month, the three fifteen (15%) state-licensed cultivation, manufacturing and distribution entities sold their respective cannabis licenses for aggregate proceeds of $2.87 million, of which approximately $431,000 was assigned and recognized by PVI. PVI assigned its three 15% owned entities’ subleases with Nordhoff to the buyer as part of the sale.

Company Background

Pineapple shares of common stock are quoted on the OTC Grey Market under the symbol “PNPL”. As of the date of this Annual Report, OTC Markets has designated the Company’s trading symbol as “Caveat Emptor” by placing a skull and crossbones icon next to the symbol. This designation occurred when the Company was issued an Order of Suspension of Trading from the U.S. Securities and Exchange Commission (the “SEC”) on April 28th, 2016 because of “recent, unusual and unexplained market activity in the Company’s stock that raises concerns about the adequacy of publicly-available information regarding the Company”. The Company was released from suspension two weeks later. The Company was not charged with any wrong-doing and believes the unusual spike in stock activity was related to an enormous amount of press received by the Company because a famous cultural icon invested in the Company stock. The Company was not fully reporting with the SEC yet when this occurred. The Company intends on becoming fully reporting with the SEC. The Company then intends to have a market maker quote its shares of common stock on the OTCQB or another over-the-counter trading platform, thereby moving from the current OTC Grey platform. The Company was incorporated under the laws of the State of Nevada on August 3, 1983, as “Global Resources, Ltd”. On April 12, 1999, the Company changed its name from “Global Resources, Ltd.” to “Helixsphere Technologies, Inc.” and on October 02, 2013, to “New China Global Inc.” On October 30, 2013, the Company filed Articles of Continuance with the Secretary of State in the State of Wyoming pursuant to which the Company re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries”.

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

On March 16, 2017, the Company formed Pineapple Express Consulting, Inc. (“PEC”) as a wholly owned subsidiary. On August 3, 2017, a letter of intent (“LOI”) was entered into between PEC and Sky Island, Inc., whereby all the assets of Pineapple Park, LLC, a California limited liability company controlled by Sky Island, Inc. holding lease deposits, were to be transferred through a related party transfer to PEC in exchange for $100,000. On December 31, 2018, Pineapple Park, LLC pulled out of this project and signed a mutual release agreement for all lessees and Pineapple Park, LLC to terminate each party’s obligations and responsibilities under the Leases and the Parties’ relationship. The Company had planned on using revenue from operations, including license proceeds from contracts already signed with licensees as well as rental payments due from tenants. The Company was also in the process of developing a “franchise style” model whereas it would license its trademark, brand name, and retail design concept in exchange for a 5% perpetuity royalty. These revenue streams were to provide the Company with long-term and short-term growth. However, after the investment in PVI, the Company will now be receiving revenues from its 45.17% ownership.

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

Pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Wyoming corporation (“Pineapple Express”), and Pineapple, Inc., a Nevada corporation (“Pineapple”) and wholly owned subsidiary of Pineapple Express, effective as of April 15, 2020 (the “Effective Date”), Pineapple Express merged with and into Pineapple, with Pineapple being the surviving entity (the “Reincorporation Merger”). The Reincorporation Merger was consummated to complete Pineapple Express’ reincorporation from the State of Wyoming to the State of Nevada. The Merger Agreement, the Reincorporation Merger, the Name Change (as defined below) and the Articles of Incorporation and Bylaws of Pineapple were duly approved by the written consent of shareholders of Pineapple Express owning at least a majority of the outstanding shares of Pineapple Express’ common stock, par value $0.0000001 per share (the “PE Common Stock”). Pursuant to the Merger Agreement, the Company’s corporate name changed from “Pineapple Express, Inc.” to “Pineapple, Inc.”

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

In October 2020, PNPXPRESS, Inc. (an entity managed by PVI) secured three cannabis licenses, including consumer delivery and statewide distribution, from the City of Los Angeles for a retail storefront location at the intersection of Hollywood & Vine (1704 N. Vine Street). The lease was signed in October 2020. This 3,460 square foot dispensary will be called Pineapple Express and is scheduled to open by September of 2021, pending inspections from the city. PVI has received 30% equity and will receive a management fee of 10% of sales of this entity.

Regulatory Overview

As of the date of this filing, 36 states and 4 territories allow for the medical use of cannabis products, while 17 of those states, the District of Columbia, the Northern Mariana Islands, and Guam have also legalized the adult-use of cannabis. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution, and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

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

Cannabis Production and Delivery Service

PVI is developing its cannabis and hemp and CBD-product cultivation, production and distribution businesses in various cities throughout the state of California. PVI’s business model is to provide for a vertical solution to its cannabis cultivation, production, and distribution services throughout the state of California.

In March 2019, PVI launched PineappleWellness.com, a website owned by PVI, to sale and distribute hemp and CBD-based products. In April 2019, PVI re-launched PineappleExpress.com, with a focus on its cannabis sales and delivery service.

PVI, through its affiliates, obtained several permits from the Department of Public Health in the State of California to permit the temporary production of medical cannabis and adult cannabis products, from the California Department of Food and Agriculture for the temporary cultivation of cannabis, and from the California Bureau of Cannabis Control to permit temporary cannabis distribution. PVI, through its affiliates, obtained cannabis-production, distribution, and delivery permits from local city authorities, including in the cities of Chatsworth, Palm Springs, and Maywood (Los Angeles County).

In March 2019, PVI entered into a Management Services Agreement with Universal Herbal Center, Inc. (“UHC”), located in Maywood, California, to serve as the Company’s primary cannabis retail delivery center for sourcing its cannabis products to local suppliers. As of the date of this Annual Report, UHC is currently delivering cannabis products to customers in Southern California.

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

The Company took preliminary business steps towards a project with Nordhoff Leases, Inc. and its proposed sub-lease companies, though the contemplated project never matriculated. As part of these preliminary business steps, rent payment paid by PVI for Nordhoff Leases, Inc., at a rate of $50,000 per month were made and PVI founders invested over $300,000 in leasehold improvements. In June 2020, the $50,000 rent payments per months were increased to $87,000 per month. During the same month, PVI then sold the licenses associated with these entities for $2.87 million to support its operation (15% was owned by PVI) and assigned the lease as part of the sale. PVI received 15% of the proceeds.

PVI through its affiliate UHC maintains a fleet of 15 delivery vehicles at the Los Angeles, CA location to service its retail delivery needs. The vehicles are outfitted with GPS, security cameras, temperature-controlled safes, cash drawers, and panic buttons.

Consulting Services

The Pineapple management team understands the consulting, licensing, development, and compliance areas of the cannabis business and has hands-on operational experience in dispensary management from previous employment in the cannabis industry. Currently, the Company is not currently pursuing any consulting revenue. The Company will sell the Top Shelf Safe Display System in 2021 of which the patent for the system is now held by Pineapple, Inc. The Company is planning to sell the system to PVI and other cannabis dispensary companies at $30,000 per unit. Furthermore, the Company will receive revenues from its 45.17% ownership in PVI. These revenue streams will provide the Company with long- and short-term growth capital.

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

In connection with the THC Merger, Ramsey Salem, the former Chief Executive Officer of THC Parent, joined the Company as Chief Executive Officer of THC in February 2016 and agreed to serve in this position for a period of five years. The Company acquired the THC business for consideration consisting of (i) a cash payment in the amount of $400,000, (ii) 2,275,133 shares of Common Stock and (iii) a $600,000 note secured by all of the purchased intellectual property that is payable in two equal installments on the 60 day and 90-day anniversaries of closing. The Company has since made these payments and has subsequently paid all amounts due under the purchase agreement on June 22, 2017. The THC Parent shareholders had the option to require the Company to purchase from them up to 1,478,836 shares at a price of $0.68 per share from February 12, 2018, through August 12, 2018; provided, however, that they may only exercise this option if, for a 90-day period, the Company’s stock price is both less than $0.88 and the average daily trading volume is below 50,000. They did attempt to exercise this option, and the matter was subsequently resolved. The Company reported such settlement amount in accounts payable as of December 31, 2020. THC Parent Shareholders agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of December 31, 2020.

In July 2016, the Company entered into a licensing agreement with The Sharpe Company (“Sharpe”) to develop brand strategy, positioning, and lifestyle merchandise for the THC brand. In partnership with Sharpe, the Company has updated THC’s catalog of products and added new products. This agreement is no longer in existence and the THC.com website and trademark are being utilized by PVI per the Share Exchange Agreement. The Company currently owes The Sharpe Company $18,692.

In May 2017, the Company entered into a transaction whereas it licensed the THC.com website to The Hit Channel, Inc., which has agreed to develop the website and pay an initial licensing fee of $150,000 and enter into a revenue sharing arrangement thereafter, subject to an annual minimum amount guaranteed for the life of the contract. The THC.com website re-launched in the first quarter of 2018. This relationship is no longer in existence per a February 4, 2020, Purchase and Settlement Agreement where the Company paid The Hit Channel $40,000 and 555,275 shares of the Company stock for control for a return of control of the THC.com website, which was returned to Pineapple.

In May 2017, the Company licensed its THC trademark to Putnam Accessory Group, Inc. (“PAG”), a leading accessory design, product development, production and logistics company for private label and branded fashion. PAG specialize in young men’s, women’s and junior’s headwear, cold weather beanies, scarves, gloves, an array of both fashion and technical bags as well as small accessory items. Established in 1997, PAG is a global organization with multiple office locations: worldwide headquarters in Los Angeles; San Diego, Colorado and Japan showrooms, as well as manufacturing offices located throughout mainland China. The royalty arrangement obligates PAG to pay the Company 12% of sales during an 18-month engagement and also calls for royalty guarantee payments during subsequent renewal terms. This agreement is no longer in existence and the THC trademark was being utilized by PVI for consumer products per the Share Exchange Agreement.

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

As further discussed herein, on December 17, 2020, PVI purchased from the Company all trade dress and trade names, logos, internet addresses and domain names, trademarks and service marks, and related registrations and applications, including any intent to use applications, supplemental registrations and any renewals or extensions, all other indicia of commercial source or origin, and all goodwill of any business associated with any of the foregoing.

Properties

PVI and its affiliates (as mentioned above) require significant real estate to conduct its cannabis cultivation, production, and distribution services. The strategy is to lease existing structures to operate its businesses and/or sub-lease to clients for cannabis related purposes following development of the premises to provide the sub-tenant a suitable space for the business purpose.

Beginning in 2019 and as of the date of the filing of this Annual Report, the properties are as follows:

■	9,859 sq ft of leased space in Los Angeles, CA
■	6,000 sq ft of leased space in Palm Springs, CA
■	3,600 sq ft of leased space in Hollywood, CA

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

On April 5, 2017, the Company entered into a real estate purchase transaction for a 1.26-acre parcel of land in Desert Hot Springs, CA (the “Desert Hot Springs Property”). The Desert Hot Springs Property purchase was finalized on July 24, 2017, for $700,000 and the Company took possession of the Desert Hot Springs Property. In order to finance this purchase, the Company borrowed $700,000 from a related party entity, Sky Island, Inc., controlled by our majority shareholder, Jaime Ortega.

On June 20, 2017, the Desert Hot Springs Property was sold to Hawkeye, LLC in order to reduce a debt owed to them by the Company.

In March 2019, PVI entered into lease agreements related to two new locations, 9367 Cassia Road and 16441 Beaver Road in Adelanto CA, totaling 37,750 square feet of rentable warehouse space. PVI and its tenants of these properties never moved in and eventually moved the project to Chatsworth, CA.

In October 2020, PVI entered into a lease agreement related to a location at 1704 Vine Street in Hollywood CA, totaling 3,600 square feet of rentable retail space. This property is currently under construction and is expected to be ready to operate in August 2021.

Employees

As of December 31, 2020, the Company, excluding its subsidiaries, had no full-time employees, five independent contractors, and no part-time employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

Following the filing of this Annual Report, we will remain delayed in our SEC reporting obligations, and we cannot assure you when we will complete our remaining SEC filings for periods subsequent to those included in this Annual Report, and we are likely to continue to face challenges until we complete these filings.

We continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this Annual Report. We remain delayed with our SEC reporting obligations as of the filing date of this Annual Report and we cannot assure you that we will be able to complete our remaining filings for periods subsequent to this Annual Report.

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

We have incurred significant losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future; our auditors have included in their audit report for the fiscal year ended December 31, 2020, an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have incurred significant net losses in each year since our inception, including net losses of $1,148,828 for the fiscal year ended December 31, 2020, and $1,168,462 for the fiscal year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $14,567,489. We anticipate incurring additional losses until such time we can generate significant revenues, and/or reduce operating costs. To date, we have generated minimal revenues and have financed our operations exclusively through the sale of our equity and debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. We expect a continued increase in our expenses associated with our operations as we are currently an SEC reporting company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses and assets, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit reports for the fiscal years ended December 31, 2020, and 2019, a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $2,773,936 as of December 31, 2020, and to continue as a going concern, is dependent on us generating substantial revenues and/or obtaining adequate capital to fund operating losses until we become profitable. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of our going concern qualification, there is an increased risk that you could lose the entire amount of your investment in our Company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

As of the date of this filing, 36 states and 4 territories allow for the medical use of cannabis products., and four U.S. Territories Puerto Rico and Guam while 17 of those states, the District of Columbia, the Northern Mariana Islands, and Guam have also legalized the adult-use of cannabis. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

The Federal Controlled Substances Act, the possession, use, cultivation, marketing, and transfer of cannabis is illegal. The federal, and in some cases state, law enforcement authorities have frequently closed down dispensaries and investigated and/or closed physician offices that provide medicinal cannabis recommendations. To the extent that we our customers’ dispensary or factory is closed, it will negatively affect our revenue, and to the extent that it prevents or discourages other similar businesses from entering the cannabis industry, our potential customer base would contract, leading to a material negative effect on our business and operations.

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

As long as cannabis remains illegal under U.S. federal law, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that it will ever obtain any protection of its intellectual property, whether on a federal, state, or local level.

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

Local, state and federal medical cannabis laws and regulations are broad in scope, and they are subject to evolving interpretations, which could require our licensees to incur substantial costs associated with compliance or to alter one or more of their sales or marketing practices. For example, the rescission of the Cole Memo by U.S. Attorney General Jeff Sessions on January 4, 2018. In addition, violations of these laws, or allegations of such violations, could disrupt our license business and result in a material adverse effect on our revenues under our license agreements, which would negatively affect our profitability and financial condition.

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

We are subject to complex laws and regulations, including environmental laws and regulations, which can adversely affect the cost, manner and feasibility of doing business. The operations and facilities of our facilities will be subject to extensive federal, state, and local laws and regulations relating to the growth of cannabis and the manufacture and distribution of products containing cannabis (and/or its psychoactive compound, THC). Such existing laws or regulations regarding cannabis and its psychoactive compound, as currently interpreted or reinterpreted in the future, or future laws or regulations, may adversely affect our businesses and sales. Consequently, our revenues would thereby decrease, which may have a material adverse effect on our results of operations.

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

If no additional states allow the medicinal or adult-retail use of cannabis, or if one or more states that currently allow it, reverse their position, we may not be able to continue our growth, or the market for our products and services may decline.

As of December 31, 2020, 36 states and the District of Columbia, the Northern Mariana Islands, Guam and Puerto Rico have passed laws allowing some degree of medical use of cannabis, while seventeen (17) of those states and the District of Columbia, the Northern Mariana Islands, and Guam, have also legalized the adult-use of cannabis. There can be no assurance that number of states that allow the use of medicinal and recreational cannabis will grow, and if it does not, there can be no assurance that the 36 existing states and/or the District of Columbia will not reverse their position and make medicinal and recreational cannabis illegal again. If either of these things happens, then not only will the growth of our business be materially impacted, but we may experience declining revenue as the market for our products and services declines.

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

Our industry is highly competitive, and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

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

We rely heavily on the expertise, experience and continued services of Matthew Feinstein, our Interim Chief Financial Officer, Shawn Credle, our Chief Executive Officer, Joshua Eisenberg, our Chief Operating Officer, and Marco Rullo, our Chief Strategy Officer. The loss of Mr. Feinstein, Mr. Credle, Mr. Eisenberg, or Mr. Rullo, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate Mr. Feinstein, Mr. Credle, Mr. Eisenberg, and Mr. Rullo, as well as other personnel, through competitive cash and equity compensation, but there can be no assurance that these programs will allow us to retain key personnel or hire new key personnel. As a result, if any member of our key personnel were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. Mr. Feinstein, Mr. Credle, Mr. Eisenberg, and Mr. Rullo were the only key persons that we were dependent upon as of December 31, 2020.

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

While PVI and its affiliates have leased buildings whereby cannabis activities are currently able to be permitted, changes to the City’s applicable laws and regulations or the permitting process may impact PVI’s and its affiliates’ ability to expand the permits to new tenants. Alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations.

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

We may face legacy litigation related to our prior ownership of THC.

Even though we transferred the rights of the website and trademark for THC Industries, LLC, we may experience litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming. Management intends to dissolve THC Industries, LLC.

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

PVI’s ability to grow its existing brand and develop or identify new growth opportunities depends in part on its ability to appropriately identify, develop and effectively execute strategies and initiatives. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. These plans involve various risks discussed elsewhere in these risk factors, including:

●	implementation of these plans may be delayed or may not be successful;

●	if PVI’s expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished, and our sales may decrease; and

●	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

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

Risks Relating to our Interest in PVI.

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

Prior to April 28, 2016, our common stock was quoted on the OTC Pink Marketplace. On April 28, 2016, the SEC suspended the trading of our Common Stock due to irregular market activity. It is management’s belief that such activity was spawned by news of a public figure investing into the Company. The trading suspension ended on May 11, 2016, but a broker must also file a Form 15c2-11 with FINRA that must be approved before our Common Stock can be eligible to resume quotation on the OTC Pink Marketplace or OTCQB Marketplace. As of the date hereof, no broker has filed a Form 15c2-11 and as a result, our common stock quotes on the OTC Grey Market.

On March 31, 2016, the OTC Markets Group identified our securities with a caveat emptor symbol due to trading activity that caused our stock price to rise from a low of $10.10 on March 24, 2016, to a high of $42.38 on March 31, 2016.The caveat emptor symbol is intended to inform investors that there may be reason to exercise additional care and perform thorough due diligence in making investment decisions in an issuer.

Once we regain a current status with our filing obligations, which we anticipate occurring in the fourth quarter of 2021, management intends for a licensed broker to file a Form 15c2-11 application in order to remove the caveat emptor symbol. Should the OTC Markets Group refuse to remove the caveat emptor symbol, our common stock may never be able to transition from the OTC Grey Market, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our stock price may be subject to increased volatility, making it difficult or impossible for you to resell shares of our common stock.

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

There is currently no active public market for shares of our common stock, and one may never develop. Our common stock is currently traded on the OTC Grey Market. The OTC Grey Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the requirements to be quoted on the OTC Markets or satisfy the listing requirements to be listed on a national securities exchange, which are often more widely traded and liquid markets. Some, but not all, of the factors which may delay or prevent the quotation or listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges or OTC Markets, or our common stock is otherwise rejected for listing or quotation, and remains traded on the OTC Grey Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located in Los Angeles, California, where Pineapple Ventures, Inc. leases office space on our behalf of approximately 2,300 sq ft pursuant to a new two-year lease effective July 29, 2020, at a monthly lease amount of approximately $9,000. The above property was leased by Pineapple Inc. since May 2016 up to June 2020. We have been at this location for four years.

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

Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name www.thc.com, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued a final award for transfer of the IP rights and the exercise of a put option in or about December 23, 2019, in favor of Claimants. Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. The Company filed a Notice of Appeal on the same date, which is currently pending briefing schedule. On April 8, 2021, the parties executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000. The Company reported the settlement in accounts payable as of December 31, 2020. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of December 31, 2020.

Pineapple Express v. Ramsey Salem. JAMS Arbitration Reference Number: 1220063897, filed October 30, 2019. This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. The matter is presently pending before JAMS and set for arbitration to be conducted on March 22, 2021, but the matter was continued as the parties executed a settlement agreement resolving all claims on a global basis. On April 8, 2021, the parties entered into a settlement agreement and mutual general release, under which the Company withdraw the second arbitration.

Hawkeye v. Pineapple Express, Inc., et al. Los Angeles Superior Court Case Number Case Number: BC708868, filed June 6, 2018. Plaintiff claims damages against Defendant in excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which management asserts was not the fault of the Company. Nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. The Company denied all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement on or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court on or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding as of December 31, 2020. The Company reported the settlement agreement in settlement payable as of December 31, 2020. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al., Los Angeles Superior Court Case Number: 18SMCV00149, filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. The matter was arbitrated, and the arbitrator issued a final award in favor Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was reduced to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against the Company without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of December 31, 2020, and 2019, is $18,692.

Cunningham v. Pineapple Express, Inc, Los Angeles Superior Court Case Number: BS171779, Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of December 31, 2020.

Pineapple Express, Inc. v. Cunningham Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of December 31, 2020. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

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

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc. JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Nonetheless, the parties are cooperating to resolve this matter in advance of hearing.

Russ Schamun v. Pineapple Express Consulting, Inc. This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. Management intends for the creditor to be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of December 31, 2020, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc. This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. Management intends for the creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at December 31, 2020.

Novinger v. Pineapple Express, Inc. Los Angeles Superior Court Case Number: 20CHLC10510, filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to the Company without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851. On September 23, 2020, a default judgment was entered against Pineapple Express, Inc. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to Defendant. The settlement amount of $30,851 has been accrued for in notes payable, related party as of December 31, 2020

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTC Grey Market under the ticker symbol “PNPL”. As of December 31, 2020, there were 323 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2019	High	Low
Quarter ended December 31	$1.96	$0.11
Quarter ended September 30	$0.55	$0.26
Quarter ended June 30	$1.00	$0.50
Quarter ended March 31	$1.50	$0.40

2020	High	Low
Quarter ended December 31	$1.00	$0.11
Quarter ended September 30	$0.80	$0.05
Quarter ended June 30	$0.70	$0.08
Quarter ended March 31	$0.70	$0.05

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

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2017, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuance of Shares

During the fiscal year ended December 31, 2020, the Company issued an aggregate of 10,000,000 shares of its common stock in exchange for a 50% (later reduced to 45.17%) equity method investment in PVI valued at $5,500,000 and we issued 1,080,275 shares of its common stock related to settlements of debt and payables with a value of $560,220. The Company issued 490,000 shares for services with a value of $80,800.

The Company believes the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. The sales of these securities were made without any general solicitation or advertising.

Issuances of Shares to Employees, Directors, Advisors and Consultants

During the fiscal year ended December 31, 2020, we issued an aggregate of 490,000 shares of our common stock to our employees, directors, advisors and/or consultants.

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

Choice of Forum Provision in Articles of Incorporation

Our Articles of Incorporation provide that, unless we consent in writing to he selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada is the exclusive forum for the following types of actions or proceedings: (a) any derivative action or proceeding brought on behalf of the Corporation, (b) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Corporation to the Corporation or the Corporation’s stockholders, creditors or other constituents, (c) any action asserting a claim arising pursuant to any provision of the NRS or these Articles of Incorporation or the Bylaws, (d) any action to interpret, apply, enforce or determine the validity of these Articles of Incorporation or the Bylaws or (e) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Eighth Judicial District Court of Clark County, Nevada having personal jurisdiction over the indispensable parties named as defendants therein; provided that, if and only if the Eighth Judicial District Court of Clark County, Nevada dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Nevada.

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

The independent registered public accounting firms’ reports on the Company’s financial statements as of December 31, 2020, and 2019, and for the years then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

Introduction

The Company has spent the last several years recasting the direction of the Company. We intend to take advantage of the opportunities that have been identified in the cannabis sectors. The market opportunities that are opened to a cannabis company include PVI’s involvement with cannabis delivery, retail, manufacturing, and cultivation. Our main focus has been to receive 45.17% of all net income (loss) generated by PVI from its business ventures, as well as selling the Top Shelf System to cannabis dispensaries.

Our Business

The Company was originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. It changed its name to “Helixphere Technologies Inc.” on April 12, 1999, and to “New China Global Inc.” on October 2, 2013. It reincorporated in Wyoming on October 30, 2013, and changed its name to “Globestar Industries” on July 15, 2014. On August 24, 2015, the Company entered into a share exchange agreement with Better Business Consultants, Inc. (“BBC” dba “MJ Business Consultants”), a corporation formed in California on January 29, 2015, all of BBC’s shareholders, and the Company’s majority shareholder at that time (the “BBC Share Exchange”). Pursuant to the BBC Share Exchange, BBC became a wholly owned subsidiary of the Company. Upon consummation of the BBC Share Exchange, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company. Better Business Consultants, Inc. has since been sold by the Company. On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.”

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20th, 2016 by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipated beginning sales of the Top Shelf SDS system in the second quarter of 2021.

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

The Company is based in Los Angeles, California. Through the Company’s operating subsidiary Pineapple Express Consulting, Inc. (“PEC”), as well as its PVI portfolio asset, the Company provides capital to its canna-business clientele, leases properties to those canna-businesses, takes equity positions and manages those operations, and provides consulting and technology to develop, enhance, or expand existing and newly formed infrastructures. Pineapple aims to become the leading portfolio management company in the U.S. cannabis sector. The Company’s executive team blends enterprise-level corporate expertise with a combined three decades of experience operating in the tightly regulated cannabis industry. Pineapple’s strategic asset integration has provided it with the infrastructure to support its subsidiaries with cost-effective access to all segments of the vertical: from cultivation and processing, to distribution, retail and delivery. With its headquarters in Los Angeles, CA, Pineapple’s portfolio company, PVI, is rapidly increasing its footprint throughout the state and looking to scale into underdeveloped markets. While PVI is generating revenues from the above-mentioned means, PEC is currently still in development and is currently not generating revenues. The Company receives monthly dividends equal to approximately 45% of PVI’s income that provide regular operating cash flows.

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

Year Ended December 31, 2020, as compared to Year Ended December 31, 2019

Revenue

Revenue from operations for the fiscal year ended December 31, 2020, was $0, which represents a decrease of $15,000, or 100% from $15,000 during the fiscal year ended December 31, 2019. The decrease in revenue was related to generating 3 months of consulting revenue from PVI in 2019 with no such revenue generated in 2020.

Operating Loss from Continuing Operations

Operating loss from continuing operations for the fiscal year ended December 31, 2020, was $668,418, a decrease of $947,756, or 58.6%, from an operating loss from continuing operations of $1,616,174 during the fiscal year ended December 31, 2019. We noted that general and administrative expenses were significantly higher for the fiscal year ended December 31, 2019, compared to the fiscal year ended December 31, 2020, resulting in a decrease of the operating loss.

General and Administrative

General and administrative expenses for the fiscal year ended December 31, 2020, were $661,557, a decrease of $960,988, or 59.2%, from $1,622,545 during the fiscal year ended December 31, 2019. The most significant changes include a decrease in legal and professional fees of approximately $576,000, a decrease in consultant fees by approximately $387,000, a decrease in rent expense by approximately $102,000, offset by an increase in directors consulting fees by approximately $150,000.

Depreciation

Depreciation expense for the fiscal years ended December 31, 2020, and 2019 was $6,861 and $8,629, respectively. The decrease comes from an asset which became fully depreciated in 2020.

Other Income/Expense

During the fiscal year ended December 31, 2020, the Company has total other expense of $480,410, consisting of $53,821 in interest expense, $388,099 in losses from the Company’s equity method investment, $25,000 gain from debt settlement, and $63,490 of liquidated damages on litigations settlement.

During the fiscal year ended December 31, 2019, the Company has total other income of $447,712, consisting of $631,360 of other income from a mutual release agreement, net of $104,775 in losses on settlements of debt, $17,588 in interest expense and $61,285 in losses from the Company’s equity method investment.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $1,148,828 for the fiscal year ended December 31, 2020, as compared to a net loss of $1,168,462 for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, the Company had a working capital deficit of $2,773,936, and $0 in cash. As of December 31, 2020, the Company’s current liabilities included $869,911 in accounts payable and accrued liabilities, $615,000 in settlement payable, $52,408 in accrued interest payable, $857,175 in related party notes payable, $19,838 in other notes payable, $169,000 in advances on agreements and $100,048 in contingent liabilities. The Company has funded its operations since inception primarily through the issuance of its equity securities in private placements to third parties and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultants, and travel. Management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments the Company anticipates prosecuting for its business proposition both in the near and intermediate terms. The Company will continue to rely on financing provided under notes from related and third- party sources, as well as sale of shares of its common stock in private placements, to fund its expected cash requirements.

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

Our consolidated financial statements included elsewhere in this Annual Report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $14,567,489, and had a net loss of $1,148,828 and utilized net cash of $543,624 in operating activities as of and for the year ended December 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal years ended December 31, 2020, and 2019, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included elsewhere in this Annual Report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Based on our management’s estimates and expectation to continue to receive short-term debt funding from a related party on as needed basis, we believe that current funds on hand as of the date of issuance and proceeds of such loans will be sufficient for us to continue operations beyond twelve months from the filing of this Form 10-K. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business; however, we can give no assurance that any future financing will be available or, if at all, and if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity and/or convertible debt financing.

Cash Flows Used In Operating Activities

Operating Activities

During the fiscal year ended December 31, 2020, we used $543,624 of cash in operating activities, primarily as a result of our net loss of $1,148,828, offset by amortization of right-of-use asset of $40,775, $66,303 in stock-based compensation, depreciation expense of $6,861, and a loss from the Company’s equity method investment of $388,099.

Operating assets and liabilities increased by $138,457 primarily due to an increase in accrued interest payable of $53,117, an increase in due to affiliates of $51,508, and an increase in accounts payable and accrued liabilities of $25,888.

During the fiscal year ended December 31, 2019, we used $353,867 of cash in operating activities, primarily as a result of our net loss of $1,168,462, offset by amortization of right-of-use asset of $101,973, depreciation expense of $8,629, $631,360 in income from a debt mutual release agreement, net of $104,775 in losses on settlement of debts, $293,900 in stock-based compensation, and a loss from the Company’s equity method of $61,285.

Operating assets and liabilities generated an increase in cash of $972,874, primarily due to an increase in accounts payable and accrued liabilities of $398,526, an increase of $447,320 in stock subscription receivable, an increase of $69,517 in contingent liabilities and an increase of $39,148 in due to affiliate.

Investing Activities

During the fiscal years ended December 31, 2020, and 2019, we had no cash flows from investing activities.

Financing Activities

During the fiscal year ended December 31, 2020, we received $551,824 in cash from financing activities, primarily from the proceeds of related party notes payable. During the fiscal year ended December 31, 2020, the Company repaid $8,200 of related party notes payable.

During the fiscal year ended December 31, 2019, we received $353,867 in cash from financing activities, primarily from $387,367 in proceeds from related party notes payable, offset by $30,000 repayment of advances on agreements and $1,000 repayment of related party notes payable.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The fair value of the Company’s warrant grants, including the put obligation liability from the THC Merger, are estimated using the Black-Scholes-Merton and Binomial Option Pricing models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton and Binomial Option Pricing models and based on actual experience. The assumptions used in the Black-Scholes-Merton and Binomial Option Pricing models could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of the fiscal year ended December 31, 2020, and 2019, there were no outstanding warrants or options.

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2020, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Pineapple, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pineapple, Inc. as of December 31, 2020, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Pineapple, Inc. as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the entity has suffered recurring losses from operations and net operating cash outflows during the year ended December 31, 2020, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Pineapple, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Pineapple, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as Pineapple, Inc. auditor since 2021.

Lakewood, CO

October 4, 2021

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Pineapple, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, CA

February 12, 2021

Pineapple, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2020	2019
Assets
Current Assets:
Stock subscription receivable	$-	$1,000,000
Total Current Assets	-	1,000,000

Property and equipment (net of depreciation)	14,917	21,778
Operating lease right-of-use asset	-	40,775

Other Assets:
Equity method investment	9,488,616	10,938,715
Deposits	-	7,944
Total Other Assets	9,488,616	10,946,659
Total Assets	$9,503,533	$12,009,212

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$869,911	$871,528
Settlement payable related party	615,000	-
Accrued interest payable related party	45,637	305,411
Accrued interest payable other	6,771	6,771
Stock subscriptions payable	-	5,940,720
Operating lease liability	-	41,142
Due to affiliates	90,556	39,048
Notes payable, related party	857,175	2,139,753
Notes payable	19,838	19,838
Advances on agreements	169,000	784,000
Put option payable	-	1,000,000
Contingent liabilities	100,048	140,048
Total Current Liabilities	2,773,936	11,288,259
Total Liabilities	2,773,936	11,288,259

Commitments and contingencies (note 13)

Stockholders’ Equity:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 88,461,200 and 76,890,925 shares issued and outstanding, respectively	8	7
Additional paid-in-capital	21,297,078	14,139,607
Accumulated deficit	(14,567,489)	(13,418,661)
Total Stockholders’ Equity	6,729,597	720,953
Total Liabilities and Stockholders’ Equity	$9,503,533	$12,009,212

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2020	2019
Revenue	$-	$15,000

Operating Expenses
General and administrative	661,557	1,622,545
Depreciation	6,861	8,629
Total Operating Expenses	668,418	1,631,174

Operating loss	(668,418)	(1,616,174)

Other (Income) Expense
Interest expense	53,821	17,588
Loss (gain) on settlement of debt	(25,000)	104,775
Other expense (income)	63,490	(631,360)
Loss from equity method investment	388,099	61,285
Total Other (Income) Expense	480,410	(447,712)

Loss from operations before taxes	(1,148,828)	(1,168,462)

Provision for income taxes	-	-

Net Loss	$(1,148,828)	$(1,168,462)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Common Shares – Basic and Diluted	64,731,914	73,948,733

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020, and 2019.

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2019	65,862,925	$6	$7,952,586	$(12,250,199)	$(4,297,607)
Common stock issued for prior year subscriptions	5,000	-	2,500	-	2,500
Common stock issued for compensation	535,000	-	295,500	-	295,500
Common stock issued for settlements of debt and payables	488,000	-	220,400	-	220,400
Gain on settlements of related party payables	-	-	156,251	-	156,251
Gain on settlement of related party note payable	-	-	14,871	-	14,871
Refund of additional paid-in-capital	-	-	(2,500)	-	(2,500)
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	5,500,000
Net loss	-	-	-	(1,168,462)	(1,168,452)
Balance as of December 31, 2019	76,890,925	$7	$14,139,607	$(13,418,661)	$720,953

Balance as of January 1, 2020	76,890,925	$7	$14,139,607	$(13,418,661)	$720,953
Common stock issued for service	490,000	-	80,800	-	80,800
Common stock issued for settlement of debt and payables	1,080,275	-	1,546,223	-	1,546,223
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	5,500,000
Settlement of debt with related party	-	-	30,449	-	30,449
Net loss	-	-	-	(1,148,828)	(1,148,828)
Balance as of December 31, 2020	88,461,200	$8	$21,297,078	$(14,567,489)	$6,729,597

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,148,828)	$(1,168,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,861	8,629
Non-cash settlement penalties	5,851	-
Amortization right-of-use asset	40,775	101,973
Repayment of lease obligations	(41,142)	(101,606)
Income from Mutual Release Agreement	-	(631,360)
Loss from equity method investment	388,099	61,285
Loss on settlement of debt	-	104,775
Interest expense - debt settlements	-	4,125
Stock-based compensation	66,303	293,900
Changes in operating assets and liabilities:
Accounts receivable	-	5,000
Security deposit	7,944	-
Accounts payable and accrued liabilities	25,888	398,526
Accrued interest payable	53,117	13,463
Stock subscriptions payable	-	447,320
Due to affiliates	51,508	39,048
Contingent liabilities	-	69,517
Net cash used in operating activities	(543,624)	(353,867)

Cash Flows from Financing Activities
Proceeds from related party notes payable	551,824	387,367
Repayments of related party notes payable	(8,200)	(1,000)
Repayments of advances on agreements	-	(30,000)
Refund of additional paid-in-capital	-	(2,500)
Net cash provided by financing activities	543,624	353,867

Net change in cash	-	-

Cash, beginning of year	-

Cash, end of year	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31,

	2020	2019
Supplemental Disclosures of Cash Flow Information

Cash paid for interest:	$-	$-
Cash paid for taxes:	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Stock issued in exchange for equity method investment	$-	$11,000,000
Common stock issued for settlements	$-	$88,000
Accounts payable and accrued liabilities adjusted to related party notes payable	$-	$381,282
Gain on settlements of related party payables	$-	$156,251
Deferred revenue adjusted to related party note payable	$-	$150,000
Gain on settlement of related party note payable	$2,944	$14,871
Common stock issued for prior year subscriptions	$-	$57,500
Settlement of debt for intangible property	$1,000,000	-
Equity method investment exchanged for forgiveness of related party note payable	$1,062,000	$-
Common stock issued from prior year settlements	$440,200	$-
Common stock issued for prior year equity method investment	$5,500,000	$-
Common stock issued for debt extinguishment	$120,000	$-
Right-of-use asset and lease liability from the adoption of ASU 2016-02	$-	$122,985

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2020, and 2019

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

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20th, 2016 by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015 by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipated beginning sales of the Top Shelf SDS system in the third quarter of 2021.

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

On April 7, 2017, Orr Builders, Prest-Vuksic Architects, Inc. and MSA Consulting, Inc. (all California corporations), as Plaintiffs, filed a complaint upon the Company, including subsidiaries Pineapple Express One LLC, Better Business Consultants Inc., and MJ Business Consultants; Clonenetics Laboratories Cooperative, Inc.; United Pentecostal Church; and Healing Nature, LLC; within the Superior Court of the State of California for the County of Riverside, Case No. PSC 1700746 (hereinafter referred to as the “Lead Case”), and a related and consolidated Case No. PSC1702268, alleging, among other things: (i) breaches of contracts related to the DHS Project/Pineapple Park in the amount of $1,250,000, (ii) foreclosure of mechanics’ lien, (iii) negligent misrepresentation, and (iii) unjust enrichment (against United Pentecostal Church only). The Company was not a named defendant in this action. In 2019, the land (which was leased by the Company and sold to a third party) and warehouse (which was being built for the Company, yet completed by the third party) at 65241 San Jacinto Lane in Desert Hot Springs, CA, were ordered sold by way of judgment and the plaintiffs were entitled to recovery. The Company and its subsidiaries were dismissed from this action and will only be subject to a deficiency judgment, if any, when the property is sold, fully releasing the Company from any further liability.

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of December 31, 2020, and December 31, 2019, the Company has 45.17% and 50% ownership interest, respectively, in PVI.

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

In October 2020, PNPXPRESS, Inc. (an entity managed by PVI) secured three cannabis licenses, including consumer delivery and statewide distribution, from the City of Los Angeles for a retail storefront location at the intersection of Hollywood & Vine (1704 N. Vine Street). The lease was signed in October 2020. This 3460 square foot dispensary will be called Pineapple Express and is scheduled to open by September of 2021, pending inspections from the city. PVI has received 30% equity and will receive a management fee of 10% of sales of this entity.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Consolidation

The consolidated financial statements include the accounts of Pineapple, Inc. and its wholly owned subsidiaries, THC Industries, LLC and Pineapple Express Consulting, Inc., doing business as Pineapple Express and Pineapple Park LLC. Intercompany accounts and transactions have been eliminated.

The Company’s consolidated subsidiaries and/or entities were as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Date of Incorporation or Formation (Date of Acquisition, if Applicable)	Attributable Interest
THC Industries, LLC	California	12/23/2015 (formed) 2/16/2016 (acquired by us)	100%

Pineapple Park, LLC	California	6/27/2017	100%
Pineapple Express Consulting, Inc.	California	3/16/2017	100%

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2020, and 2019, the Company had no cash balances in excess of FDIC insured limits.

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

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2020, and 2019, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

Deposits

Deposits consist of security deposits maintained with lessors for the Company’s facility leases.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

At December 31, 2020 and 2019, the Company had no options or warrants outstanding and no shares issuable for conversion of notes payable.

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

Our service revenues arise from contracts with customers and include consulting related to the licensing, development, and compliance areas of the cannabis business and operational dispensary management. The Company also provides marketing and branding consulting services. We did not identify any costs incurred during the years ended December 31, 2020, and 2019, directly attributable to generating consulting revenue and therefore have not categorized any costs as costs of sales.

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

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain deposits to lessen our risk of non-payment by our customers. Customer deposits are recognized as revenue as we perform under the contract. As of December 31, 2020, and 2019, the Company had a balance of unearned revenue of $0, respectively. As of December 31, 2020, and December 31, 2019, the Company did not have any customer deposits recognized as unearned revenue.

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

Changes to unearned revenue during the years ended December 31, 2020, and 2019 are summarized as follows:

	2020	2019
Unearned revenue, beginning of year	$-	$310,680
Customer deposits received	-	-
Customer deposits returned	-	150,000
Other income recognized	-	160,680
Unearned revenue, end of year	$-	$-

Advertising/Promotion

The Company’s advertising/promotion costs are expensed as incurred. Advertising/promotion expense for the years ended December 31, 2020, and 2019, were $0 and $723, respectively.

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

The fair value of the Company’s warrant grants, including the put obligation liability from the THC Merger, are estimated using the Black-Scholes-Merton and Binomial Option Pricing models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton and Binomial Option Pricing models and based on actual experience. The assumptions used in the Black-Scholes-Merton and Binomial Option Pricing models could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, the market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of December 31, 2020, and 2019, there were no outstanding warrants.

Reclassification

Certain reclassifications have been made to prior year’s data to confirm to the current year’s presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ deficit.

Recently Adopted and Pending Accounting Pronouncements

In January 2017, the FASB has issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. On January 1, 2020, the Company adopted this guidance, and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. On January 1, 2020, the Company adopted this guidance, and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

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

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $14,567,489 at December 31, 2020, and incurred a net loss of $1,148,828 and utilized net cash of $543,624 in operating activities during the year ended December 31, 2020. The Company has not generated significant revenues and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the year ended December 31, 2020, the Company raised $551,824 in cash proceeds from the issuance of related party notes.

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

Note 4 – Property and Equipment

Property and equipment as of December 31, 2020, and 2019 is summarized as follows:

	2020	2019
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,231
Subtotal	55,473	55,473
Less accumulated depreciation	(40,556)	(33,695)
Property and equipment, net	$14,917	$21,778

Depreciation expense for fiscal years ended December 31, 2020, and 2019 was $6,861 and $8,629, respectively.

Note 5 – Equity Method Investment

In March 2019, the Company acquired a 50% investment in Pineapple Ventures, Inc. (“PVI”) in exchange for 2,000,000 shares of the Company’s Series A preferred stock, which, upon issuance, were immediately converted into 20,000,000 shares of common stock. The investment has been accounted for under the equity method. In addition to having a direct investment, the Company also noted that common ownership with PVI represents an additional variable interest. However, it was determined that the Company does not have the power to direct the activities that most significantly impact PVI’s economic performance, and therefore, the Company is not the primary beneficiary of PVI and PVI has not been consolidated under the variable interest model.

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share of common stock. A total of 10,000,000 shares of common stock were issued as of December 31, 2019. The remaining 10,000,000 shares were issued in January 2020, and were recorded as a stock subscription payable at December 31, 2019. See Note 11.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company sold to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2020, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega were reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to properly reflect the value of the Company’s stock at the time of the initial agreement.

The following represents summarized financial information of PVI for the year ended December 31, 2020, and 2019:

	2020	2019
Income statement
Revenue	$620,337	$42,326
Cost of goods sold	2,565	1,618
Gross margin	617,772	40,708
Operating expenses	(1,471,271)	(323,979)
Net loss	$(853,499)	(283,271)

Balance sheet
Current assets	$77,402	$69,905
Non-current assets	$163,109	$119,957
Current liabilities	$1,280,251	$483,418
Non-current liabilities	$-	$-

The Company has recorded a loss from equity investment of $388,099 for the year ended December 31, 2020, which has reduced the carrying value of the investment as of December 31, 2020, to $9,488,616, based on its 45.17% equity investment.

The Company has recorded a loss from equity investment of $61,285 for the year ended December 31, 2019, which has reduced the carrying value of the investment as of December 31, 2019, to $10,938,715, based on tis 50% equity investment.

In August 2019, PVI began advancing funds for payment of the Company’s monthly office rent. Total advances for the fiscal years ended December 31, 2020, and 2019 were $22,470 and 42,856, respectively.

Note 6 – Leases.

The Company leases office space under an operating lease expiring in June 2020. The lease includes an option to extend for an additional 3-year term with rent adjusted to market rates. The Company does not anticipate exercising the option to extend. Upon adopting ASU 2016-02 on January 1, 2019, the Company recorded a right-of-use asset and lease liability for $122,985 related to the remaining term of this operating lease. As an implicit rate was not available for the lease, the Company has used its incremental borrowing rate as the discount rate to measure the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. The Company has determined its incremental borrowing rate as of the inception of this lease to be twenty five percent (25%) per year.

In accordance with ASC 842, Leases, the depreciation for the Company’s operating lease right-of-use assets are recorded in periodic lease expense within the Company’s general and administrative expenses in the consolidated statements of operations. The periodic lease expense recorded during the year ended December 31, 2020, and 2019 was $42,489 and $101,973, respectively. Total lease payments for the year ended December 31, 2020, and 2019 were $42,856 and $101,606, respectively. Total amortization of the operating lease right-of-use asset for the year ended December 31, 2020, and 2019, was $40,775 and $82,210, respectively.

Upon expiration of the lease term in June 2020, the Company’s security deposit was applied towards the final rent payment and the lease reverted to a month-to-month basis until PVI entered into a new lease for the property in August 2020. The Company has agreed to pay a rent allocation to PVI of $1,000 per month.

Note 7 – Notes Payable, Related Party

Notes payable, related party, are comprised of the following as of December 31, 2020, and December 31, 2019:

Noteholder	Due	Interest Rate	Secured	2020	2019
Sky Island, Inc.	Demand	0%	No	$8,015	$1,757,124
Matt Feinstein	Demand	0%	No	-	2,249
Eric Kennedy	Demand	0%	No	30,000	30,000
Rob Novinger	Demand	0%	No	30,851	25,000
Neu-Ventures, Inc.	Demand	0%	No	788,309	325,280
Total				$857,175	$2,139,753

Sky Island, Inc.

Since January 1, 2020, to December 31, 2020, the Company decreased the Sky Island promissory notes from a beginning balance of $1,757,124 to a closing balance of $8,015. In January 2020, the Company entered into an agreement to reduce the outstanding loan by $1,062,000, first applied to accrued interest of $312,891, in exchange for ownership in the Company’s equity method investment. See Note 5.

On December 17, 2020, the Company entered into an Intellectual Property Purchase Agreement with PVI pursuant to which the Company sold all of the Company’s trade dress and trade names, logos, Internet addresses and domain names, trademarks and service marks and related registrations and applications, including any intent to use applications, supplemental registrations and any renewals or extensions in exchange for Mr. Jaime Ortega, waiving and cancelling $1,000,000 of the aggregate existing loans extended by Mr. Ortega to the Company. This reduced the outstanding balance as of December 31, 2020, to $8,015.

The promissory note transactions were deemed a related party transaction because Jaime Ortega, Owner, Chief Operating Officer, and Director of Sky Island, Inc., was a founding shareholder of the Company. Mr. Ortega has an aggregate ownership of 49.6% and 51.7% of the issued and outstanding common stock of the Company as of December 31, 2020, and 2019, respectively.

Matt Feinstein

In September 2016, the Company received a $50,000 loan from Matt Feinstein, a Company’s director, related to the acquisition of a company investment in 2016, which was then sold in 2017. This loan and any subsequent advances are due on demand and do not incur interest. The Company received additional advances from Mr. Feinstein during the years ended December 31, 2020, and 2019 of $696 and $3,416, respectively.

During 2019, Mr. Feinstein agreed to reduce the note balance by $14,871, which has been recorded as a gain on settlement of related party debt in the consolidated statements of stockholders’ equity. During the year ended December 31, 2020, Matt Feinstein agreed to cancel the remaining balance of $2,944, which was recorded in additional paid-in capital. The outstanding balance of Mr. Feinstein’s loan as of December 31, 2020, is $0.

Eric Kennedy

In May 2019, the Company agreed to a settlement with Eric Kennedy, a Company’s director, related to deferred cash compensation that had been accrued for in the Company’s accounts payable and accrued liabilities to reduce the amount to $35,000, resulting in a gain on settlement of related party payables of $36,000, which was recorded in the consolidated statements of stockholders’ equity. Therefore, the $35,000 was reclassified to related party notes payable.

The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2020.

Rob Novinger

As of December 31, 2018, Rob Novinger has been paid $10,000 against his note with an original balance of $30,000, leaving a balance of $20,000. An additional $5,000 was added to the balance from a new advance received in 2019, leaving a balance of $25,000 at December 31, 2019. During the fiscal year ended December 31, 2020, the Company increased the balance by $5,851 to reflect the settlement payable owed to Novinger, leaving a balance of $30,851 as of December 31, 2020.

Neu-Ventures, Inc.

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. These advances are due on demand and do not incur interest.

Advances from Neu-Ventures between April 2019 and December 2019 totaled $325,380. Advances from Neu-Ventures between January and December 2020 totaled $592,028, offset by common shares issued for debt extinguishment with a value of $120,000 and a $9,000 repayment.

Accrued interest – Sky Island, Inc.

Accrued interest payable on the Sky Island promissory notes as of December 31, 2020, and 2019 was $45,637 and $305,411, respectively. Interest expense of $53,821 and $17,588 was recorded for the years ended December 31, 2020, and 2019, respectively. There was no interest paid on notes payable, related party, during the years ended December 31, 2020, or 2019.

Note 8 – Notes Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of December 31, 2020, and 2019 is $27,313, which includes principal of $19,838 and $7,475 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a Company’s director. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest.

Note 9 – Settlement Payable

At December 31, 2020, and 2019, advances on agreements balance consist of the following:

Noteholder	2020	2019
Investor Three	$615,000	$615,000
Advances on Agreements	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016 through the three year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018, in accordance with a settlement discussed in further detail in Note 12. This balance remains outstanding at December 31, 2020. The Company reclassified this balance during the year ended December 31, 2020, from Advances on agreement to Settlement payable.

Note 10 – Advances on Agreements

At December 31, 2020, and 2019, advances on agreements balance consist of the following:

Noteholder	2020	2019
Investor One and Investor Two	$169,000	$169,000

Advances on Agreements	$169,000	$169,000

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019 until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, and also reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. There was no activity during the year ended December 31, 2020.

Note 11 – Put Option Liability

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

The fair value of the Company’s put option payable from the THC Merger was estimated using the Binomial Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options, and future dividends. Accordingly, the Company used three (3) comparable in the cannabis industry to determine a volatility range and elected to use our private placement stock price of $0.50 at issuance at December 31, 2017.

The fair value as of the date of issuance of the described put obligation liability was determined using the Binomial Pricing Model, with the following assumptions:

(1) dividend yield of	0%
(2) expected volatility of	150.00%
(3) risk-free interest rate of	1.53%
(4) expected life of	0.61 years
(5) fair value of the Company’s common stock of	$0.50

The put option liability on the date of issuance of February 12, 2016, was determined to be $706,616 and was included in the purchase price of the THC Merger. While the 30-month period expired prior to December 31, 2018, the Company is currently in arbitration related to an attempted exercise of the put option, in which the exercise of the put option was upheld by the arbitrator. Based on the Company’s asserted defenses, the Company is appealing the award.

The Company has recorded a stock subscription receivable and a put option liability for the $1,000,000 exercise amount at December 31, 2019, based on the pending award as discussed in Note 13.

On April 8, 2021, the parties executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000. The Company reported the settlement in accounts payable as of December 31, 2020. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of December 31, 2020.

Note 12 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of December 31, 2020, there were no shares of preferred stock issued and outstanding, and 88,461,200 shares of common stock issued and outstanding.

During the years ended December 31, 2020, and 2019, the Company issued 490,000 and 535,000 shares, respectively, for services valued at $80,800 and $295,500, respectively.

During the year ended December 31, 2020, and 2019, the Company issued 555,275 and 488,000 shares of its common stock in exchange for debt settlements valued at $440,220 and $220,400, respectively. The Company also paid a refund of additional paid-in-capital of $2,500 during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company issued 525,000 shares of common stock in exchange for $120,000 of related party note payable extinguishment.

During the year ended December 31, 2019, the Company issued 10,000,000 shares of common stock in exchange for a 50% equity investment in PVI, with another 10,000,000 shares of common stock issued during the year ended December 31, 2020.

The Company has a stock subscriptions payable balance of $0 and $5,940,720 as of December 31, 2020, and December 31, 2019, respectively. A total of $5,500,000 of the balance at December 31, 2019 represents 10,000,000 shares of common stock issued in exchange for the Company’s investment in PVI that were not issued until February 2020. An additional $444,220 of the balance at December 31, 2019, represents the settlement of 555,275 shares payable to The Hit Channel discussed in Note 12, which were also issued during February 2020.

During the years ended December 31, 2020, and 2019, the Company issued $0 and $57,500, respectively, of common stock related to prior year subscriptions.

Note 13 – Commitments and Contingencies

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

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name www.thc.com, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019, upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights. Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company has accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable. On April 8, 2021, the parties executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000. The Company reported such settlement amount in accounts payable as of December 31, 2020. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of December 31, 2020.

Pineapple Express v. Ramsey Salem

JAMS Arbitration Reference Number: 1220063897 was filed December 4, 2019. This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. On April 8, 2021, the parties entered into a settlement agreement and mutual general release, under which the Company withdraw the second arbitration.

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of December 31, 2020, and 2019. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of December 31, 2020, and 2019, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of December 31, 2020, and 2019.

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

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of December 31, 2020, and 2019 in the Company’s contingent liabilities.

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

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at December 31, 2020, and 2019.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Note 14 – Income Taxes

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

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes arising from temporary differences that are related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions as of December 31, 2020, and 2019.

No federal tax provision has been provided for the years ended December 31, 2020, and 2019, due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2020, and 2019.

The reconciliation of the federal statutory rate to the effective tax rate is as follows as of December 31, 2020, and 2019:

	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State tax, net of federal tax benefit	6.6%	6.9%
Related party interest	(1.0)%	(0.3)%
Change in valuation allowance	(26.6)%	(27.6)%
Other	0.0%	0.0%
Total deferred tax assets	0.0%	0.0%

The principal components of deferred tax assets and liabilities are as follows as of December 31, 2020, and 2019:

	2020	2019
Net operating loss carryforwards	$1,654,858	$1,381,962
Stock-based compensation	705,408	682,937
Accruals and reserves	1,494,837	1,501,833
Other	17,867	-
Fixed assets	2,185	2,185
Total deferred tax assets	3,875,155	3,568,918
Valuation allowance	(3,875,155)	(3,568,918)
Net deferred tax assets	$-	$-

At December 31, 2020, and 2019, the Company has available net operating loss carryforwards for federal income tax purposes of $6,209,054 and $5,233,856, respectively, and for state income tax purposes of $5,025,438 and $4,050,240, respectively, which expire beginning in 2036.

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

Note 15 – Subsequent Events

In April 2021, certain officers, directors, or greater than 5% shareholders (“Affiliates”) of the Company entered into a Lock-Up Agreement (the “Lock-Up Agreement”), including Matthew Feinstein, Shawn Credle, Anna Mikhaylova-Zadeh, Jaime Ortega, and Gianmarco Rullo. Pursuant to the Lock-Up Agreement, the Affiliates agreed, among other things, not to offer, sell or pledge any Common Stock or other securities of the Company for a period of 24 months, except as set forth in the Lock-Up Agreement.

Subsequent to December 31, 2020, the Company issued 2,790,000 shares pursuant to a private placement for total amount of $279,000.

Subsequent to December 31, 2020, the Company issued 350,000 shares to officers and directors for services at no consideration.

Subsequent to December 31, 2020, Salem and Pineapple Express, Inc. executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of December 31, 2020.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2020, the Company carried out an evaluation (the “Evaluation”), under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, because of the material weaknesses in internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting below.

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

The Company’s management, with the participation of its CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, the end of its fiscal year. The Company’s management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and its overall control environment.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020, due to material weaknesses that existed in its internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in the Company’s internal control over financial reporting continued to exist at December 31, 2020:

●	The Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	The Company does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	The Company does not have an audit committee of its board of directors; and

●	Insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large-accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

Item 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages, present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of current directors and executive officers as of December 31, 2020.

Name	Age	Position
Shawn Credle	40	Chief Executive Officer
Joshua Eisenberg	34	Chief Operating Officer
Gianmarco Rullo*	44	Chief Strategy Officer
Matthew Feinstein	52	Interim Chief Financial Officer, Director
Dr. Randy Hurwitz	70	Director
Eric Kennedy**	47	Director
Katherine Hill***	34	Director

* Gianmarco Rullo, age 44, was appointed Chief Strategy Officer of the Company on May 29, 2020.

** On April 2, 2020, Eric Kennedy resigned as a Director of the Company in order to focus on other interests. There were no disagreements between the Company and Mr. Kennedy that led to his decision to resign.

***On May 31, 2021, Katherine Hill was appointed as a Director of the Company.

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

Gianmarco Rullo. Mr. Rullo, age 44, is a seasoned corporate leader with over a dozen years of senior executive experience operating in the cannabis industry since 2013. As of March 2020, Mr. Rullo has been serving as Executive Vice President, and now President of Pineapple Ventures, Inc. (“Pineapple Ventures”), a partially owned subsidiary of the Company. Before joining Pineapple Ventures, Inc., Mr. Rullo acted as Chief Marketing Officer for Lucid Inc. from July 2019 until March 2020. Mr. Rullo had previously served as Vice President of Brand Strategy for Origin House Inc. (CannaRoyalty Inc.), building their California operations from December 2017 until June 2019. He joined Origin House as part of the acquisition of Kaya Management Inc. (Kaya), where Mr. Rullo served as Head of Operations from May 2015, concurrent with a role as Executive Director of Bhang Corporation Inc.’s (Bhang) Vape division from 2015 through 2016. Mr. Rullo served as Chief Operations and Marketing Officer from 2011 through 2015 for Dragontree Apothecary Inc., a manufacturer of consumer-packaged goods with worldwide e-commerce, and national retail and distribution. In 2007, Mr. Rullo co-founded Finezza Soccer LLC (Finezza), serving as CEO while expanding the company into both the North American and European markets, leading to an acquisition in 2011. Mr. Rullo earned a B.A. in Applied Behavioral Analysis from University of Arizona, and he holds a Master of Business Administration (MBA) in Behavioral Science from Bocconi University’s SDA School of Business Management in Milan, Italy.

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

Eric Kennedy. Mr. Kennedy was appointed to our Board of Directors on June 1, 2016. Since June 2013, Mr. Kennedy has been a partner in the Los Angeles office of a regional law firm with offices in California, Utah, Nevada, and Arizona. From April 2010 to June 2013, Mr. Kennedy was an attorney with the international law firm, Jones Day. Mr. Kennedy’s practice focuses primarily on representing public companies and large private companies in all aspects of commercial litigation, including class action defense and disputes involving contracts, fraud, unfair competition, real estate, false advertising, trade secrets, and trademark and copyright infringement. Mr. Kennedy was defense counsel in a four-month trial regarding the fiduciary duties applicable to the members of a board of directors. In the process of obtaining a full defense verdict for his client, Mr. Kennedy gained valuable experience and knowledge regarding the critical role of directors, including their collective and individual duties to the company and the shareholders. He brings that experience with him to the Company’s Board of Directors. Mr. Kennedy obtained his B.S. in Psychology from Brigham Young University in 1999 and his J.D. from the University of Southern California in 2003. Mr. Kennedy has the experience and understating of the environment that present day public companies must operate in. He brings a unique legal perspective and insights specifically regarding the duties and roles that board members must follow to faithfully uphold their obligations and his service as an independent director should be of great value to the Company. On April 2, 2020, Eric Kennedy resigned as a Director of the Company in order to focus on other interests. There were no disagreements between the Company and Mr. Kennedy that led to his decision to resign.

Katherine Hill. In 2018, Katherine Hill was elected to the U.S. House of Representatives and quickly became a member of Congressional Leadership, widely considered one of the Democratic Party’s brightest rising stars. She was the first woman to represent her district, the first openly LGBTQ woman to be elected to Congress from California, and one of the youngest women ever to serve in the House of Representatives from January 2019 - November 2019. Hill resigned from her position less than a year after entering Congress, following the most prominent act of cyber exploitation against a politician through the widespread release of nonconsensual intimate images. In the months following her resignation, Hill authored She Will Rise: Becoming a Warrior in the Battle for True Equality, which lays out a path to achieving equality for women in this country. She founded HER Time, a political action committee, to focus on that path by advocating for legislation that uniquely and directly impacts women, and supporting women in politics who are shaping their communities, and the country, for the better. Prior to serving in Congress, Hill was a full-time candidate for U.S. Congress from September 2017 - January 2019. Hill worked as Executive Director of PATH (People Assisting The Homeless), the largest homeless services organization in California, from January 2010 to September 2017. Under her leadership, the organization’s budget grew ten-fold and helped thousands of homeless individuals, veterans, and families make it off the streets into permanent housing. During her time at PATH, Hill helped champion and pass historic ballot initiatives Measure H and Prop HHH to help alleviate homelessness in Los Angeles County. From January 2020 to the present, Hill is President, and CEO of Her Time Inc. Hill has been an advocate for marijuana legalization since long before her election to office and sponsored a number of critical measures in the House to decriminalize and reform drug policies on a national level.

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

ITEM 11. Executive Compensation

Our named executive officers, consisting of our principal executive officers as of the fiscal years ended December 31, 2020, and December 31, 2019 (the “Named Executive Officers”) were:

■	Matthew Feinstein, Interim Chief Financial Officer, Chairman, Secretary and Director.
■	Shawn Credle, Chief Executive Officer.
■	Joshua Eisenberg, Chief Operating Officer.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2020, and 2019, compensation awarded or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Feinstein, Chief Financial Officer, Secretary, Chairman of the Board and Director	2020	$108,000	-	-	-	-	-	-	$108,000

Shawn Credle, Chief Executive Officer	2020	$48,000	-	-	-	-	-	-	$48,000

Joshua Eisenberg, Chief Operating Officer	2020	$48,000	-	-	-	-	-	-	$48,000

Shawn Credle, Chief Executive Officer	2019	$36,000	-	$275,000	-	-	-	-	$311,000

Joshua Eisenberg, Chief Operating Officer	2019	$43,500	-	-	-	-	-	-	$43,500

Matthew Feinstein, Interim Chief Financial Officer, Secretary, Chairman of the Board and Director	2019	$117,000	-	-	-	-	-	-	$117,000

Named Executive Officer and Other Officer Employment Agreements and Arrangements

Matthew Feinstein

For the fiscal year ended December 31, 2020, Matthew Feinstein received $9,000 per month or $27,000 per quarter. For the fiscal year ended December 31, 2019, Matthew Feinstein received compensation of $15,000 per month in January 31, 2019, reducing to $10,000 per month through August 31, 2019. From September 1, 2019, through December 31, 2019, he received $8,000 per month as part of a company-wide restructuring plan.

Shawn Credle

Since April 1, 2019, Shawn Credle receives $48,000 per year as the Company’s Chief Executive Officer. He was awarded 500,000 shares of the Company at signing. He also receives compensation from PVI, the Company’s equity-method investee.

Joshua Eisenberg

Since January 1, 2019, until March 31, 2019, Joshua Eisenberg received $90,000 per year as Chief Operation Officer. As of April 1, 2019, and through December 31, 2020, Joshua Eisenberg receives $48,000 per year as Chief Operation Officer. He also receives compensation from PVI, the Company’s equity-method investee.

Marco Rullo

Since June 1, 2020, until May 31, 2022, Marco Rullo receives $500 per year as Chief Strategy Officer. He also receives compensation from PVI. He was awarded 240,000 shares of the Company at signing, with a fair value of $25,976.

Director – Randy Hurwitz

Since June 1, 2019, Randy Hurwitz received $1,500 per month or $4,500 per quarter. The Company paid $3,000 in cash and accrued $15,000 in the fiscal year ended December 31, 2020. The Company also granted 100,000 of common stock for services with a fair value of $10,824.

Director – Eric Kennedy

During the fiscal year ended December 31, 2020 the Company paid $22,500. On April 2, 2020, Eric Kennedy resigned as a Director of the Company. The Company agreed to settle with Eric Kennedy for 150,000 shares to cover stock issuances with a fair value of $30,000 and cash owed up until his resignation.

Outstanding Equity Awards at Fiscal Year End

As of the fiscal year ended December 31, 2020, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Director Compensation for Fiscal Year Ended December 31, 2020

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Randy Hurwitz (3)	$18,000	10,824	-	-	-	-	$28,824
Shawn Credle (1)	-	-	-	-	-	-	-
Eric Kennedy (2)	$22,500	$44,000	-	-	-	-	$66,500
Matthew Feinstein (1)	-	-	-	-	-	-	-

(1)	Directors do not receive any additional compensation for their services on our Board of Directors.
(2)	Represents the grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 2 – Summary of Significant Accounting Policies – “Stock-based Compensation”. This represents the grant of 150,000 shares of the Company’s common stock as stock-based compensation.
(3)	This represents the grant of 100,000 shares of the Company’s common stock as stock-based compensation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 27, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated on the basis of 89,771,569 shares of Common Stock of the Company, issued and outstanding as of September 27, 2021, together with such number of shares of Series A Convertible Preferred Stock which may be converted into Common Stock as of the date hereof or within 60 days thereafter, representing an aggregate of 89,771,569 shares of Common Stock. No shares of Series A convertible preferred stock have been issued as of August 27, 2021.The Company does not have any outstanding options, warrants or other securities exercisable for or convertible into shares of its Common Stock.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership		Percentage of Class
5% or Greater Stockholders

Jaime Ortega	43,914,000	(1)	48.92%
Anna Mikhaylova	7,273,000		8.10%

Directors and Executive Officers

Shawn Credle	500,000		*
Joshua Eisenberg	5,000,000		5.57%
Matthew Feinstein	7,100,000		7.91%
Dr. Randy Hurwitz	595,000		*
Gianmarco Rullo	500,000		*
Katherine Hill	40,000
All current directors and executive officers as a group (6 persons)	13,735,000		15.30%

* Represents beneficial ownership of less than one percent.

(1) 30,790,000 shares of the Company’s Common Stock owned by Mr. Ortega are subject to an irrevocable proxy granted by Mr. Ortega to Matthew Feinstein, the Company’s Chief Financial Officer and Director.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended December 31, 2020, and 2019, the Company did not have any equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party	Relationship	Note	Date	Description
Sky Island, Inc.	Common ownership; wholly owned entity by majority shareholder Jaime Ortega	See Note 7	Since 2015 through 2020

Since January 1, 2020, to December 31, 2020, the Company decreased the Sky Island promissory notes from a beginning balance of $1,757,124 to a closing balance of $8,015. The Company entered into an Asset Purchase and Sale Agreement on September 4, 2019 (the “APA”) followed by a Letter Agreement on March 2, 2020, and closing on April 20, 2020, where the Company sold the domain “THC.com”, the trademarks bearing the “THC” name, and the URL “pineappleexpress.com” to Mr. Ortega in exchange for the cancellation of $1,000,000 of Sky Island notes payable.

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

Neu-Ventures, Inc.	Common ownership; wholly owned entity by majority shareholder Jaime Ortega	See Note 7	2019 and 2020	Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. Advances from Neu-Ventures for the years ended December 31, 2020, and 2019, totaled $552,028 and $325,380, respectively. The Company issued 525,000 common shares for extinguishment with a value of $120,000. The Company made a $9,000 cash payment during the year ended December 31, 2020. Neu Ventures Inc. paid $40,000 litigation settlement on behalf of the Company. These advances are due on demand and do not incur interest. $788,308 and $325,380 outstanding as of December 31, 2020, and 2019, respectively.

Pineapple Ventures Inc.	Common ownership	See Note 2 and Note 5	Since 2018 through 2020

Consulting Income for Marketing, Website Development, etc. ($0 in 2020; $15,000 in 2019).

In November 2018, the Company entered into a Consulting Services Agreement with Pineapple Ventures Inc. (“PVI”) to create a marketing campaign, create influencer relationships, and consult on website and app design and 3rd party vendors in exchange for $5,000 per month beginning in November 2018. The agreement term is for 1 year, reverting to a month-to-month term thereafter. A total of $10,000 was billed and recognized as revenue in 2018 for November and December consulting income. PEC billed and recognized an additional $15,000 for consulting in January – March 2019. In April 2019, the Company entered into an agreement to invest in PVI, at which point the Consulting Services Agreement with PEC was terminated. No further revenue from this agreement was recognized in 2020 and in 2019.

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

50% (subsequently reduced to 45.17%) Equity Investment Loss ($388,099 in 2020; $61,285 in 2019)

In April 2019, the Company acquired a 50% investment in PVI in exchange for 20,000,000 shares of common stock. During the year ended December 31, 2020, Jaime Ortega purchased back approximately 4.53% of the PVI shares for $1,000,000 in settlement of his existing note, bringing down the Company’s investment in PVI at 45.47% The investment has been accounted for under the equity method. In addition to having a direct investment, the Company also noted that common ownership with PVI represents an additional variable interest. However, it was determined that the Company does not have the power to direct the activities that most significantly impact PVI’s economic performance, and therefore, the Company is not the primary beneficiary of PVI and PVI has not been consolidated under the variable interest model.

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share. A total of 10,000,000 shares of common stock were issued as of December 31, 2019. The remaining 10,000,000 shares were issued in January 2020, and were recorded as a stock subscription payable at December 31, 2019.

Based on its 45.17% equity investment, the Company has recorded a loss from equity investment of $388,099 and $61,285 for the year ended December 31, 2020, and 2019, respectively, which has reduced the carrying value of the investment as of December 31, 2020, and December 31, 2019, to $9,488,616 and $10,938,715, respectively.

Advances for Monthly Rent Payments ($22,470 in 2020; $42,856 in 2019).

In August 2019, PVI began advancing funds for payment of the Company’s monthly office rent. Total advances through December 31, 2019, were $42,856. Total advances through December 31, 2020, were $22,470.

Matthew Feinstein	Owner; Interim Chief Financial Officer, Director	See Note 7	Since 2016 through 2020

Cash compensation for services provided ($108,000 in 2020; $117,000 in 2019)

In September 2016, the Company received a $50,000 loan from Matthew Feinstein, Director. This loan and any subsequent advances are due on demand and do not incur interest. The Company received additional advances from Mr. Feinstein during the years ended December 31, 2020, and 2018 of $696 and $3,416, respectively. During 2019, Mr. Feinstein agreed to reduce the note balance by $14,871, which has been recorded as a gain on settlement of related party debt in the consolidated statements of stockholders’ equity. During 2020, Mr. Feinstein agreed to cancel the remaining balance of $2,944, which was recorded in additional paid-in capital. During 2020, Mr. Feinstein agreed to cancel the remaining balance of accounts payable of $27,505, which was recorded in additional paid-in capital.

$0 and $2,249 are outstanding as of December 31, 2020, and 2019, respectively.

Matthew Feinstein is also a guarantor of the Company’s note payable with Kabbage, Inc.

Eric Kennedy	Owner; Director	See Note 7 and Note 11	2018 through 2020

Cash compensation for services provided ($22,500 in 2020; $30,000 in 2019).

Stock-based compensation for services provided ($30,000 in 2020; $18,900 in 2019).

In May 2019, the Company agreed to a settlement with Eric Kennedy, a Company’s Director, related to deferred cash compensation that had been accrued for in the Company’s accounts payable and accrued liabilities to reduce the amount to $35,000, resulting in a gain on settlement of related party payables of $36,000, which has been recorded in the consolidated statements of stockholders’ equity. Therefore, the $35,000 was reclassified to related party notes payable. The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2020. No activity during the fiscal year ended December 31, 2020.

Shawn Credle	Owner; Chief Executive Officer	See Note 11	2019 and 2020	Cash compensation for services provided ($48,000 in 2020; $36,000 in 2019) Stock-based compensation for services provided ($0 in 2020; $275,000 in 2019).

Jamie Ortega	Owner	See Note 11	2019 and 2020	$8,250,000 in Company’s shares granted for the equity investment in PVI during 2019; $2,750,000 of equity issued during 2019; $5,500,000 of equity issued during 2020.

Joshua Eisenberg	Owner; Chief Operating Officer	See Note 11	2019 and 2020

Cash compensation for services provided ($48,000 in 2020; $43,500 in 2019).

$2,750,000 in Company’s shares granted for the equity investment in PVI during 2019; $2,750,000 of equity issued during 2019. No equity shares issued during 2020.

Joy DiPalma	Owner	See Note 9	Since 2016 through 2020	Advanced $187,500 to PP in 2016, entered into a settlement agreement in February 2019. $169,000 outstanding as of December 31, 2020, and 2019. No activity during the fiscal year ended December 31, 2020.

Hawkeye	Owner	See Note 9	Since 2015 through 2020	Initial advance of $750,000 in 2015, net of revenue share payments and penalties the balance at December 31, 2017 was $717,200. In 2018, land was transferred to Hawkeye to reduce the liability by $200,000 and a settlement amount of $615,000 was agreed upon, resulting in a loss from debt settlement of $98,700. $615,000 outstanding as of December 31, 2020, and 2019. No activity during the fiscal year ended December 31, 2020.

Rob Novinger	Owner	See Note 7	Since 2016 through 2020	Original loan balance of $30,000, $10,000 repaid in 2017 and $5,000 more loaned in 2019. $30,851 and $25,000 outstanding as of December 31, 2020, and 2019. The Company increased the outstanding balance by $5,851 to reflect the settlement agreement.

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

ITEM 14. Principal Accounting Fees and Services

Our principal independent accountants for the fiscal years ended December 31, 2020, and 2019, are BF Borgers CPA and MGO, respectively. The pre-approved fees billed to the Company are set forth below:

	December 31, 2020	December 31, 2019
Audit Fees	$136,847	$50,000
Audit Related Fees	$-	$1,875
Tax Fees	$-	$-
All Other Fees	$-	$4,274

As of December 31, 2020, the Company did not have a formal documented pre-approval policy for the fees of the principal independent accountant. The Company does not have an audit committee.

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

PINEAPPLE, INC.

Dated: October 4, 2021	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

PINEAPPLE, INC.

Dated: October 4, 2021	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Feinstein	Chief Financial Officer, Chairman and Director	October 4, 2021
Matthew Feinstein

/s/ Randy Hurwitz	Director	October 4, 2021
Randy Hurwitz

/s/ Katherine Hill	Director	October 4, 2021
Katherine Hill

