Form 10-Q
period 2021-03-31
PINEAPPLE, INC.
filed 2021-10-27
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated-filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 20, 2021, there were 89,771,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

PINEAPPLE, INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Current Assets:
Cash	$-	$-
Total Current Assets	-	-

Property and equipment (net of depreciation)	13,376	14,917
Other Assets:
Equity method investment	9,205,424	9,488,616
Total Other Assets	9,205,424	9,488,616
Total Assets	$9,218,800	$9,503,533

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$780,225	$869,911
Accounts payable and accrued liabilities related party	79,480	-
Accrued interest payable related party	45,637	45,637
Accrued interest payable other	6,771	6,771
Settlement payable related party	615,000	615,000
Due to affiliates	131,134	90,556
Notes payable, related party	804,500	857,175
Note payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	100,048	100,048
Total Current Liabilities	2,751,633	2,773,936
Total Liabilities	2,751,633	2,773,936

Commitments and contingencies (note 12)

Stockholders’ Equity:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 88,461,200 shares issued and outstanding as of March 31, 2021, and December 30, 2020	8	8
Stock Payable	147,000
Additional paid-in-capital	21,297,078	21,297,078
Accumulated deficit	(14,976,919)	(14,567,489)
Total Stockholders’ Equity	6,467,167	6,729,597
Total Liabilities and Stockholders’ Equity	$9,218,800	$9,503,533

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$-	$-

Operating Expenses
General and administrative	124,697	195,805
Depreciation	1,541	2,157
Total Operating Expenses	126,238	197,962

Operating loss	(126,238)	(197,962)

Other Expense
Interest expense	-	28,620
Loss from equity method investment	283,192	50,168
Total Other Expense	283,192	78,788

Loss from operations before taxes	(409,430)	(276,750)

Provision for income taxes	-	-

Net Loss	$(409,430)	$(276,750)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares – Basic and Diluted	88,461,200	82,580,637

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated	Stock	Total Stockholders’
	Shares	Amount	Capital	Deficit	Payable	Equity
Balance, December 31, 2019	76,890,925	$7	$14,139,607	$(13,418,661)	-	$720,953
Common stock issued for settlements of debt and payables	555,275	-	440,220	-	-	440,220
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	-	5,500,000
Net loss	-	-	-	(276,750)	-	(276,750)
Balance, March 31, 2020	87,446,200	$8	$20,079,826	$(13,695,411)	-	$6,384,423

Balance, December 31, 2020	88,461,200	$8	$21,297,078	$(14,567,489)	-	$6,729,597
Common stock for cash to be issued	-	-	-	-	147,000	147,000
Net loss	-	-	-	(409,430)		(409,430)
Balance as of March 31, 2021	88,461,200	$8	$21,297,078	$(14,976,919)	$147,000	$6,467,167

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net loss	$(409,430)	$(276,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,541	2,517
Non-cash lease expense	-	(219)
Loss from equity method investment	283,192	50,168
Stock-based compensation	-	5,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(36,187)	25,246
Accounts payable and accrued liabilities related party	50,980	-
Accrued interest payable	-	24,657
Due to affiliates	40,578	22,470
Net cash used in operating activities	(69,326)	(146,771)

Cash Flows from Financing Activities
Common stock to be issued for cash	147,000	-
Proceeds from related party notes payable	9,226	148,671
Repayments of related party notes payable	(86,900)	(1,900)
Net cash provided by financing activities	69,326	146,771

Net Change in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Common stock issued for prior year equity method investment	$-	$5,500,000
Common stock issued for prior year settlements	$-	$440,220
Equity method investment exchanged for forgiveness of related party note payable and accrued interest	$-	$1,062,000

PINEAPPLE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 1 – Organization and Description of Business

Pineapple, Inc. (“Pineapple” or the “Company”) was originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. On April 12, 1999, the Company changed its name to “Helixphere Technologies Inc.” On October 2, 2013, the Company changed its name to “New China Global Inc.”

On October 30, 2013, the Company filed its Articles of Continuance with the Secretary of State of Wyoming pursuant to which the Company was re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries.”

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

It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to Pineapple Ventures, Inc. (“PVI”) for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipated beginning sales of the Top Shelf SDS system in the fourth quarter of 2021.

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

On April 7, 2017, Orr Builders, Prest-Vuksic Architects, Inc. and MSA Consulting, Inc. (all California corporations), as plaintiffs, filed a complaint upon the Company, including subsidiaries Pineapple Express One LLC and BBC, and MJ Business Consultants; Clonenetics Laboratories Cooperative, Inc.; United Pentecostal Church; and Healing Nature, LLC; within the Superior Court of the State of California for the County of Riverside, Case No. PSC 1700746 (hereinafter referred to as the “Lead Case”), and a related and consolidated Case No. PSC1702268, alleging, among other things: (i) breaches of contracts related to the DHS Project/Pineapple Park (property on which the Company planned to build out space to lease to cultivators) in the amount of $1,250,000, (ii) foreclosure of mechanics’ lien, (iii) negligent misrepresentation, and (iv) unjust enrichment (against United Pentecostal Church only). The Company was not a named defendant in this action. In 2019, the land (which was leased by the Company and sold by the Company to a third party) and warehouse (which was being built for the Company, yet completed by a third party) at 65241 San Jacinto Lane in Desert Hot Springs, CA, were ordered sold by way of judgment and the plaintiffs were entitled to recovery. The Company and its subsidiaries were dismissed from this action and the property was subsequently sold, fully releasing the Company from any further liability.

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

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with PVI and the stockholders of PVI (the “PVI Stockholders”) in which the Company acquired a total of 50% of the outstanding shares of PVI, in consideration for 2,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s common stock in an amount equal to ten shares of common stock for each one share of Series A Convertible Preferred Stock. The PVI Stockholders elected to immediately convert the 2,000,000 shares of Series A Convertible Preferred Stock into 20,000,000 shares of common stock upon issuance. As a result of the investment in PVI, the Company now has a portfolio asset with which it has entered the cannabis cultivation, production and distribution sector throughout California. PVI has several leased properties that are currently being developed to provide these cannabis-related services. PVI, through its affiliates, has obtained various cannabis-related licenses throughout California.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of March 31, 2021, and December 31, 2020, the Company has 45.17% ownership interest in PVI.

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

In October 2020, PNPXPRESS, Inc. (an entity managed by PVI) secured three cannabis licenses, including consumer delivery and statewide distribution, from the City of Los Angeles for a retail storefront location at the intersection of Hollywood & Vine (1704 N. Vine Street). The lease was signed in October 2020. This 3,460 square foot dispensary will be called Pineapple Express and was opened in October of 2021. PVI will receive 30% equity and will receive a management fee of 10% of sales of this entity.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes, and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on October 4, 2021. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of Pineapple, Inc. and its wholly owned subsidiaries, THC Industries, LLC and Pineapple Express Consulting, Inc., doing business as Pineapple Express and Pineapple Park, LLC. Intercompany accounts and transactions have been eliminated.

The Company’s consolidated subsidiaries and/or entities were as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Date of Incorporation or Formation (Date of Acquisition, if Applicable)	Attributable Interest
THC Industries, LLC	California	12/23/2015(formed) 2/16/2016 (acquired by us)	100%
Pineapple Park LLC	California	6/27/2017	100%
Pineapple Express Consulting, Inc.	California	3/16/2017	100%

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, assessment of legal accruals, the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of March 31, 2021, and December 31, 2020, the Company had no cash balances in excess of FDIC insured limits.

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

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31, 2021, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

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

At March 31, 2021, and December 31, 2020, the Company had no warrants outstanding and no shares issuable for conversion of notes payable.

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

Our service revenues arise from contracts with customers and include consulting related to the licensing, development, and compliance areas of the cannabis business and operational dispensary management. The Company also provides marketing and branding consulting services. We did not identify any costs incurred during the three months ended March 31, 2021, and 2020, directly attributable to generating consulting revenue, and therefore have not categorized any costs as costs of sales. There were no revenues during the three months ended March 31, 2021, and 2020.

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

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain customer deposits to lessen our risk of non-payment by our customers. Customer deposits are recognized as revenue as we perform under the contract. As of March 31, 2021, and December 31, 2020, the Company did not have any customer deposits recognized as unearned revenue.

Advertising/Promotion

The Company’s advertising/promotion costs are expensed as incurred. The Company did not incur any advertising/promotion expense for the three months ended March 31, 2021, and 2020.

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

The Company accounts for restricted stock and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock-based compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. In certain circumstances where there are no future performance requirements by the non-employee, restricted stock and warrants grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s warrant grants, including the put option liability from the THC Merger, are estimated using the Black-Scholes-Merton and Binomial Option Pricing models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton and Binomial Option Pricing models and based on actual experience. The assumptions used in the Black-Scholes-Merton and Binomial Option Pricing models could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, the market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of March 31, 2021, and December 31,2020, there were no outstanding warrants.

Recently Adopted and Pending Accounting Pronouncements

In January 2017, the FASB has issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company adopted this guidance on January 1, 2020, and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company adopted this guidance on January 1, 2020, and determined that its adoption has not had a material impact on its financial position, results of operations or cash flows.

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

Note 3 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of approximately $15.0 million at March 31, 2021, and incurred a net loss of approximately $0.4 million and utilized net cash of approximately $0.1 million in operating activities during the three months ended March 31, 2021. The Company has not generated significant revenues and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the three months ended March 31, 2021, the Company raised approximately $0.1M in cash proceeds from the sale of its common stock.

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

Note 4 – Property and Equipment

Property and equipment as of March 31, 2021, and December 31, 2020, is summarized as follows:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Subtotal	55,473	55,473
Less accumulated depreciation	(42,097)	(40,556)
Property and equipment, net	$13,376	$14,917

Depreciation expense for the three months ended March 31, 2021, and 2020 was $1,541 and $2,157, respectively.

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

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share of common stock. A total of 10,000,000 shares of common stock were issued as of December 31, 2020. As of March 31, 2021, and December 31, 2020, the Company has 45.17% ownership interest in PVI.

The following represents summarized financial information of PVI for the three months ended March 31, 2021, and 2020, respectively:

	March 31, 2021	March 31, 2020
Revenue	$41,417	$33,520
Cost of goods sold	-	1,077
Gross margin	41,417	32,443
Operating expenses	668,933	141,430
Net loss	$(627,516)	$(108,987)

Based on its 45.17% equity investment, the Company has recorded a loss from equity investment of $283,192 and $50,168 for the three months ended March 31, 2021, and 2020, respectively. The carrying value of the equity investment as of March 31, 2021, and December 31, 2020, was $9,205,424 and $9,488,616, respectively.

Note 6 – Leases.

The Company leases office space under an operating lease expiring in June 2020. The lease includes an option to extend for an additional three-year term with rent adjusted to market rates. The Company did not exercise its option to extend the lease. Upon adopting ASU 2016-02 on January 1, 2019, the Company recorded a right-of-use asset and lease liability for $122,985 related to the remaining term of this operating lease. As an implicit rate was not available for the lease, the Company used our incremental borrowing rate as the discount rate to measure the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. The Company has determined its incremental borrowing rate as of the inception of this lease to be twenty-five percent (25%) per year.

In accordance with ASC 842, Leases, the depreciation for the Company’s operating lease right-of-use asset is recorded in periodic lease expense within the Company’s general and administrative expenses in the consolidated statements of operations. The periodic lease expense recorded during the three months ended March 31, 2021, and 2020, was $0 and $25,493, respectively. Total lease payments for the three months ended March 31, 2021, and 2020, were $0 and $24,474, respectively. Total amortization of the operating lease right-of-use asset for the three months ended March 31, 2021, and 2020, was $0 and $23,995, respectively.

Upon expiration of the lease term in June 2020, the Company’s security deposit was applied towards the final rent payment and the lease reverted to a month-to-month basis until PVI entered into a new lease for the property in August 2020. The Company has agreed to pay a rent allocation to PVI of $1,000 per month. The Company recorded $3,000 of rent expense during the three months ended March 31, 2021.

Note 7 – Notes Payable, Related Party

Notes payable, related party, are comprised of the following as of March 31, 2021, and December 31, 2020:

Noteholder	Due	Interest Rate	Secured	March 31, 2021	December 31, 2020
Sky Island, Inc.	Demand	0%	No	$8,015	$8,015
Eric Kennedy	Demand	0%	No	30,000	30,000
Rob Novinger	Demand	0%	No	30,851	30,851
Neu-Ventures, Inc.	Demand	0%	No	735,634	788,309
Total				$804,500	$857,175

Sky Island, Inc.

From January 1, 2020, to December 31, 2020, the Company decreased the Sky Island promissory notes from a beginning balance of $1,757,124 to a closing balance of $8,015. In January 2020, the Company entered into an agreement to reduce the outstanding loan by $1,062,000, first applied to accrued interest of $312,891, in exchange for ownership in the Company’s equity method investment. Since June 2020, Sky Island Inc. agreed to reduce the coupon rate on notes payable from 10% to 0%.

On December 17, 2020, the Company entered into an Intellectual Property Purchase Agreement with PVI pursuant to which the Company sold all of the Company’s trade dress and trade names, logos, internet addresses and domain names, trademarks and service marks and related registrations and applications, including any intent to use applications, supplemental registrations and any renewals or extensions in exchange for Mr. Jaime Ortega, waiving and cancelling $1,000,000 of the aggregate existing loans extended by Mr. Ortega to the Company. There was no activity during the three months ended March 31, 2021. The outstanding balance owed to Sky Island Inc, was $8,015 as of March 31, 2021, and December 31, 2020.

The promissory note transactions were deemed a related party transaction because Jaime Ortega, owner, chief operating officer and director of Sky Island, Inc., was a founding shareholder of the Company. Mr. Ortega has an aggregate ownership of 49.6% of the issued and outstanding common stock of the Company as of March 31, 2021, and December 31, 2020.

Accrued interest payable on the Sky Island promissory notes as of March 31, 2021, and December 31, 2020, was $45,637, respectively. Interest expense of $0 and $28,620 was recorded for the three months ended March 31, 2021, and 2020, respectively. There was no interest paid on Notes Payable, Related Party, during the three months ended March 31, 2021, or 2020.

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

Advances from Neu-Ventures between January 2021 and March 2021 totaled $9,225, offset by $86,900 cash payments. Neu-Ventures also paid $25,000 of corporate expenses on behalf of the Company during the three months ended March 31, 2021. Advances from Neu-Ventures between January and March 2020, totaled $148,671. The outstanding balance to Neu Ventures, Inc. was $735,634 and $788,309, as of March 31, 2021, and December 31, 2020, respectively.

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

The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2020. There was no activity during the three months ended March 31, 2021. The balance due to Eric Kennedy was $30,000 as of March 31, 2021.

Rob Novinger

As of December 31, 2018, Rob Novinger has been paid $10,000 against his note with an original balance of $30,000, leaving a balance of $20,000. An additional $5,000 was added to the balance from a new advance received in 2019, leaving a balance of $25,000 at December 31, 2019. During the fiscal year ended December 31, 2020, the Company increased the balance by $5,851 to reflect the settlement payable owed to Novinger, leaving a balance of $30,851 as of December 31, 2020. There was no activity during the three months ended March 31, 2021. The balance due to Rob Novinger was $30,851 as of March 31, 2021.

Note 8 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of March 31, 2021, and December 31, 2020, is $26,609, which includes principal of $19,838 and $6,771 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a director of the Company. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest.

Note 9 – Settlement payable-related party

At March 31, 2021 and December 31, 2020, settlement payable related party balance consist of the following:

Noteholder	March 31, 2021	December 31, 2020
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018, in accordance with a settlement. This balance remains outstanding at March 31, 2021.

Note 10 – Advances on Agreements

At March 31, 2021, and December 31, 2020, advances on agreements balance consist of the following:

Noteholder	March 31, 2021	December 31, 2020
Investor One and Investor Two	169,000	169,000

Advances on Agreements	$169,000	$169,000

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

During March 2016, the $125,000 in financing from Investor One, in addition to $40,768 from the Company, was deposited in Escrow No.: 7101604737-ST with Chicago Title Company against the purchase of another property (APN: 665-030-043) that was the subject of additional funding by an Investor Two, described below. There was no activity during the three months ended March 31, 2021.

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

On March 22, 2016, Investor Two deposited $350,000 into the escrow account referenced above and the transaction closed with title conveyed to Investor Two as required under BLOI2. Subsequent to closing, the Company defaulted under the BLOI2 and the Subsequent Land Purchase Agreement as it did not reacquire the property in the required ninety days after closing. As a consequence, the Company forfeited the $165,768 deposited into the Chicago Title Escrow account referenced above. There was no activity during the three months ended March 31, 2021.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of March 31, 2021, and December 31, 2020, there were no shares of preferred stock issued and outstanding, and 88,461,200, respectively, shares of common stock issued and outstanding.

During the three months ended March 31, 2021, the Company sold common stock to be issued for total cash consideration of $147,000.

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

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name “www.thc.com”, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019, upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights, including the THC.com domain name and the “THC” trademark, attorney fees of $144,871 and costs of $66,076 (“Arbitration award”). Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company initially accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable. On April 8, 2021, the parties executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000.  There has been $100,000 accrual for the settlement in Accounts payable and accrued expenses as at March 31, 2021, and December 31, 2020. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of March 31, 2021, and December 31, 2020.

Pineapple Express, Inc. v. Ramsey Houston Salem

JAMS Arbitration Reference Number: 1220063897 was filed October 30, 2019 (the “second arbitration”). This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. On April 8, 2021, the parties entered into a settlement agreement and mutual general release, under which the Company withdraw the second arbitration.

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable related party as of March 31, 2021, and December 31, 2020. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of March 31, 2021, and December 31, 2020, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779 Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office, was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim is accrued for in the Company’s contingent liabilities as of March 31, 2021, and December 31, 2020.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of March 31, 2021, and December 31, 2020. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

The Hit Channel, Inc. v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 19STCV09006 was filed in or about March 14, 2019. This action arose from certain complaint and cross-complaint arising from certain licensing agreement entered into between the parties for the commercial exploitation of the URL and Domain Name THC.com. The matter has since resolved pursuant to the confidential settlement agreement entered into by and between the parties. The licensing agreement has been deemed terminated, and the matter has been dismissed with prejudice by order of the court on February 14, 2020. The Hit Channel was awarded $40,000 and 555,275 shares of the Company’s restricted stock as settlement, for which the Company has accrued $40,000 in contingent liabilities and $444,220 in stock subscriptions payable as of December 31, 2019. These settlement shares were issued on and the $40,000 was paid in February 2020. The Company also received the website, “www.THCExpress.com”, from The Hit Channel as part of the settlement agreement.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. A final award from arbitration also awarded arbitration fees to the claimant, increasing the award from $15,000 to $23,805, which the Company has accrued in contingent liabilities as of March 31, 2021, and December 31, 2020. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc., a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, and has been awarded a judgment against a company not affiliated to the public company.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of March 31, 2021, and December 31, 2020, in the Company’s contingent liabilities.

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

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at March 31, 2021 and December 31, 2020.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $25,000, which is accrued for in the Company’s related party notes payable. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

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

Subsequent to March 31, 2021, the Company issued 2,790,000 shares pursuant to a private placement for total amount of $279,000.

Subsequent to March 31, 2021, the Company issued 350,000 shares to officers and directors for services at no consideration.

Subsequent to March 31, 2021, Salem and Pineapple Express, Inc. executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of December 31, 2020.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Pineapple,” the “Company,” “our,” “we” or “us” and similar terms include Pineapple, Inc., unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended March 31, 2021, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). US Dollars are denoted herein by “USD,” “$” and “dollars.”

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the three months ended March 31, 2021, and 2020. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2021, and the consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

This Quarterly Report contains forward-looking statements, including statements regarding, among other things:

●	our ability to continue as a going concern;
●	our anticipated needs for working capital;
●	our ability to generate a profit;
●	our heavy involvement with cannabis, which remains illegal under federal law;
●	our ability to access the service of banks;
●	our ability to obtain various insurances for our business;
●	our ability to remain compliant with changing laws and regulations;
●	our ability to obtain the relevant state and local licenses;
●	our ability to successfully manage our growth;

●	our ability to repay current debt in cash and obtain adequate new financing;
●	our dependence on third parties for services;
●	our dependence on key executives;
●	our ability to control costs;
●	our ability to successfully implement our expansion strategies;
●	our ability to obtain and maintain patent protection;
●	our ability to recruit employees with regulatory, accounting and finance expertise;
●	the impact of government regulations, including United States Food and Drug Administration (the “FDA”) regulations;
●	the impact of any future litigation;
●	the availability of capital; and
●	changes in economic, business, and competitive conditions.

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and uncertainties discussed in Item 1A. Risk Factors of this Quarterly Report, section captioned “Risk Factors” of our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 4, 2021, and matters described in this Quarterly Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this Quarterly Report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading. All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements included in this Quarterly Report are made only as of the date of this report or as indicated. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20th, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipated beginning sales of the Top Shelf SDS system in the fourth quarter of 2021.

In 2019 the Company entered into a Share Exchange Agreement, as amended (the “PVI Agreement”), with Pineapple Ventures, Inc. (“PVI”) and PVI’s stockholders. In connection with the PVI Agreement, the Company acquired a total of 50,000 shares of PVI’s outstanding capital stock, equaling 50% of the outstanding shares of PVI. The Company’s ownership interest in PVI was reduced to approximately 45% in January 2020. As a result of the investment in PVI, the Company entered the cannabis cultivation, production, and distribution sector throughout California. PVI has several leased properties that are currently being developed to provide these cannabis-related services.

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

The Company is based in Los Angeles, California. Through the Company’s operating subsidiary Pineapple Express Consulting, Inc. (“PEC”), as well as its PVI portfolio asset, the Company provides capital to its canna-business clientele, leases properties to those canna-businesses, takes equity positions and manages those operations, and provides consulting and technology to develop, enhance, or expand existing and newly formed infrastructures. Pineapple aims to become the leading portfolio management company in the U.S. cannabis sector. The Company’s executive team blends enterprise-level corporate expertise with a combined three decades of experience operating in the tightly regulated cannabis industry. Pineapple’s strategic asset integration has provided it with the infrastructure to support its subsidiaries with cost-effective access to all segments of the vertical: from cultivation and processing, to distribution, retail and delivery. With its headquarters in Los Angeles, CA, Pineapple’s portfolio company, PVI, is rapidly increasing its footprint throughout the state and looking to scale into underdeveloped markets. While PVI is generating revenues from the above-mentioned means, PEC is currently still in development and is currently not generating revenues. The Company receives monthly share equal to approximately 45% of PVI’s income that provide regular operating cash flows.

In October 2020, PNPXPRESS, Inc. (an entity managed by PVI) secured three cannabis licenses, including consumer delivery and statewide distribution, from the City of Los Angeles for a retail storefront location at the intersection of Hollywood & Vine (1704 N. Vine Street). The lease was signed in October 2020. This 3460 square foot dispensary will be called Pineapple Express was opened in October of 2021. PVI has received 30% equity and will receive a management fee of 10% of sales of this entity.

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

Results of Operations

Summary of Results of Operations for the three months ended March 31, 2021, and 2020:

(In dollars)	March 31, 2021	March 31, 2020

Revenue	$-	$-

Operating expenses:
General and administrative	124,697	195,805
Depreciation	1,541	2,157
Total operating expenses	126,238	197,962

Operating loss	(126,238)	(197,962)

Other expense:
Interest expense	-	28,620
Loss from equity method investment	283,192	50,168
Total other expense	283,192	78,788

Loss from operations before taxes	(409,430)	(276,750)

Provision for income taxes	-	-

Net loss	$(409,430)	$(276,750)

Revenue

Revenue from operations for the three months ended March 31, 2021, and 2020, was $0. The Company has not yet generated any revenue.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021, were $124,697, a decrease of approximately $72,000, or 36%, from $195,805 during the three months ended March 31, 2020. The Company leased office space under an operating lease expiring in June 2020, under ASU 2016-02. The Company recognized $0 and $25,493 of periodic lease expense in the three months ended March 31, 2021, and 2020, respectively. Professional fees decreased by approximately $34,000, to approximately $57,000 in the three months ended March 31, 2021, from $91,000 in the three months ended March 31, 2020.

Depreciation

Depreciation expense was $1,541 and $2,157 in the three months ended March 31, 2021, and 2020, respectively. This is consistent with the depreciable asset base which did not change for the three months ended March 31, 2021, and 2020.

Operating Loss from Continuing Operations

Operating loss from continuing operations for the three months ended March 31, 2021, was $126,238, a decrease of approximately $72,000, or approximately 36% from an operating loss from continuing operations of $197,962 during the three months ended March 31, 2020. Most of the decrease is attributable to a decrease in periodic lease expense and professional fees.

Other Expense

During the three months ended March 31, 2021, the Company has total other expense of $283,192, consisting of losses from the Company’s equity method investment of $283,192.

During the three months ended March 31, 2020, the Company has total other expense of $78,788, consisting of interest expense of $28,620 and losses from the Company’s equity method investment of $50,168. The decrease in interest expense is attributable to the note payable with an affiliated party Sky Island Inc. Indeed, since June 2020, Sky Island agreed to reduce interest charged on the outstanding balance of all its notes payable from 10% to 0%.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $409,430 for the three months ended March 31, 2021, as compared to a net loss of $276,750 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had a working capital deficit of $2,751,633, and $0 in cash. As of March 31, 2021, the Company’s current liabilities included $780,225 in accounts payable and accrued liabilities, $79,480 in accounts payable and accrued liabilities related party, $52,408 in accrued interest payable, $804,500 in related party notes payable, $19,838 in other notes payable, $615,000 in settlement payable related party, $169,000 in advances on agreement, and $100,048 in contingent liabilities. We have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties, and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultant fees, and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and third-party party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

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

Our consolidated financial statements included elsewhere in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $14,976,919, and had a net loss of $409,430, and utilized net cash of $69,326 in operating activities for the three months ended March 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal years ended December 31, 2020, and 2019, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included elsewhere in this quarterly report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Based on our management’s estimates and expectation to continue to receive short-term debt funding from a related party on as needed basis, we believe that current funds on hand as of the date of issuance and proceeds of such loans will be sufficient for us to continue operations beyond twelve months from the filing of this Form 10-Q. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business; however, we can give no assurance that any future financing will be available or, if at all, and if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity and/or convertible debt financing.

Sources and Uses of Cash

Operating Activities

During the three-month ended March 31, 2021, we used $69,326 of cash in operating activities, primarily as a result of our net loss of $409,430, net of non-cash operating expenses of $284,733, including depreciation expense of $1,541, and a loss from the Company’s equity method investment of $283,192. Operating liabilities increased by $55,371, primarily due to an increase in balances due to affiliates of $40,578 and increase in accounts payable and accrued liabilities (including related party) of $14,793.

During the three-month ended March 31, 2020, we used $146,771 of cash in operating activities, primarily as a result of our net loss of $276,750, net of non-cash operating expenses of $57,966, including $5,500 in stock-based compensation, depreciation expense of $2,517, and a loss from the Company’s equity method investment of $50,168. Operating assets and liabilities increased by $72,373, primarily due to an increase in accounts payable and accrued liabilities of $25,246, an increase in accrued interest payable of $24,657, and an increase in balances due to affiliates of $22,470.

Investing Activities

During the three months ended March 31, 2021, and 2020, we had no cash flows from investing activities.

Financing Activities

During the three months ended March 31, 2021, we received $147,000 in cash from private placement to third parties.

Advances from affiliates totaled $9,226 and repayment amounted to $86,900 in the three months ended March 31, 2021. During the three months ended March 31, 2020, we received $148,671 in cash from financing activities from net proceeds from related party notes payable.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2021, and December 31, 2020, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

To the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2021:

●	The Company does not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	The Company does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	The Company does not have an audit committee of our board of directors; and

●	Insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

To remediate the Company’s internal control weaknesses, management intends to implement the following measures, as finances allow:

●	Adding sufficient accounting personnel or outside consultants to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

●	Developing and maintaining adequate written accounting policies and procedures, once additional accounting personnel or outside consultants are engaged.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations.

Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Notwithstanding the material weaknesses discussed above, our management, including the Company’s CEO and CFO, concluded that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 to this Quarterly Report has the “Certifications” of our Chief Executive Officer and the Chief Financial Officer. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report contains is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name “www.thc.com”, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019, upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights, including the THC.com domain name and the “THC” trademark, attorney fees of $144,871 and costs of $66,076 (“Arbitration award”). Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company initially accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable. On April 8, 2021, the parties executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000, which was recorded in Accounts payable and accrued liabilities as of March 31, 2021, and December 31, 2020. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of March 31, 2021, and December 31, 2020.

Pineapple Express, Inc. v. Ramsey Houston Salem

JAMS Arbitration Reference Number: 1220063897 was filed October 30, 2019 (the “second arbitration”). This matter arises from claims of breach of contract, more specifically the confidentiality provisions of certain Agreement and Plan of Merger and Reorganization dated February 12, 2016, entered into between the parties and arising from the disclosure of the interim arbitration award in the matter entitled and above-referenced as: Salem, et al. v. Pineapple Express, Inc., et al. JAMS Arbitration Reference Number: 1210035565, filed July 13, 2018, by Respondent. On April 8, 2021, the parties entered into a settlement agreement and mutual general release, under which the Company withdraw the second arbitration.

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable related party as of March 31, 2021, and December 31, 2020. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of March 31, 2021, and December 31, 2020, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779 Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office, was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim is accrued for in the Company’s contingent liabilities as of March 31, 2021, and December 31, 2020.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of March 31, 2021, and December 31, 2020. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

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

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. A final award from arbitration also awarded arbitration fees to the claimant, increasing the award from $15,000 to $23,805, which the Company has accrued in contingent liabilities as of March 31, 2021, and December 31, 2020. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc., a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, and has been awarded a judgment against a company not affiliated to the public company.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of March 31, 2021, and December 31, 2020, in the Company’s contingent liabilities.

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

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at March 31, 2021 and December 31, 2020.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $25,000, which is accrued for in the Company’s related party notes payable. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2021, that were not previously disclosed in a Current Report on Form 8-K or Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

There have been no events which are required to be reported under this Item.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Agreement of Merger dated February 12, 2016, by and between the Company, THC Industries, Inc., Matthew Feinstein, THC Industries, LLC, Ramsey Houston, LKP Global Law, LLP and Ana Montoya (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

2.2	Share Exchange Agreement, dated as of March 19, 2019, among the Company, Pineapple Ventures, Inc. and the stockholders of Pineapple Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

2.3	Amendment No. 1 to the Share Exchange Agreement, dated as of June 26, 2019, among the Company, Pineapple Ventures, Inc. and the stockholders of Pineapple Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2019).

2.4	Share Exchange Agreement dated August 24, 2015, by and between the Company and Better Business Consultants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

2.5	Agreement and Plan of Merger, dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Nevada corporation, and Pineapple, Inc., a Nevada corporation and wholly owned subsidiary of Pineapple Express, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

3.1	Amended and Restated Articles of Incorporation of the Company dated September 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.2	Articles of Amendment to the Articles of Incorporation of the Company dated October 1, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.4	Articles of Incorporation of Pineapple, Inc. (Incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 9, 2020).

3.5	Bylaws of Pineapple, Inc. (Incorporated by reference to Exhibit B to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 9, 2020).

3.6	Articles of Merger of Pineapple Express, Inc., filed on April 15, 2020, with the Secretary of State of the State of Wyoming (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

3.7	Articles of Merger of Pineapple, Inc., filed on April 7, 2020, with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.1	Revised Revenue Share Agreement (incorporated by reference to Exhibit-1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.2	Deed (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.3	Patent Assignment Agreement dated July 20, 2016, by and between the Company and Sky Island, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.4	Standstill and Waiver Agreement dated March 23, 2017, by and between the Company, Matthew Feinstein, THC Industries, LLC, Ramsey Houston, LKP Global Law, LLP and Ana Montoya (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.5	Joint Venture Agreement dated April 5, 2017, by and between the Company and Randall Webb (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.6	Real Property Purchase and Sale Agreement dated April 6, 2017, by and between the Company and Randall Webb (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.7	Licensing Agreement dated May 26, 2017, by and between the Company, THC Industries, LLC and The Hit Channel, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.8	Employment Agreement dated March 1, 2016, by and between the Company and Matthew Feinstein (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.9	Employment Agreement dated March 1, 2016, by and between the Company and Theresa Flynt (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.10	Services Agreement dated July 19, 2016, between Charles Day of Sharper, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.11	Restated Binding Letter of Intent dated March 29, 2018, by and between Sky Island Inc. and Pineapple Express Consulting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.12	License Agreement dated April 3, 2018, by and between the Company and Sky Island Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.13	Irrevocable Proxy dated March 8, 2017, by and between Sky Island, Inc., and Vincent Mehdizadeh, and Jaime Ortega (incorporated by reference to Exhibit 1 to the Schedule 13D, filed with the SEC on November 26, 2019).

10.14	Agreement, dated as of January 17, 2020, among the Company, Pineapple Ventures, Inc., the stockholders of Pineapple Ventures, Inc., and Jaime Ortega (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020).

10.15	Merchandise Licensing Agreement, dated June 23, 2017, among Pineapple Express, Inc. and Putnam Accessory Group, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.16	Asset Purchase and Sale Agreement, dated September 2019, among Pineapple Express, Inc. and Neu-Ventures Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.17	Letter Agreement, dated as of March 2, 2020, among Pineapple Express, Inc., Pineapple Ventures, Inc. and Jaime Ortega (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.19	Independent Contractor Agreement dates as of May 29, 2020, by and between Pineapple, Inc. and Gianmarco Rullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2020).

10.20	Form of Stock Purchase Agreement by and between Pineapple Ventures, Inc., Capital Growth Investments, Inc. and Pineapple, Inc. dated August 7, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Summary of Significant Changes Caused by the Reincorporation Merger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 03, 2020).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: October 27, 2021	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

