Form 10-Q
period 2021-06-30
PINEAPPLE, INC.
filed 2021-11-12
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated-filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, there were 89,771,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

PINEAPPLE, INC. AND SUBSIDIARIES

2

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Current Assets:
Cash	$-	$-
Total Current Assets	-	-

Property and equipment (net of depreciation)	11,835	14,917
Other Assets:
Equity method investment	8,926,312	9,488,616
Total Other Assets	8,926,312	9,488,616
Total Assets	$8,938,147	$9,503,533

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$713,565	$869,911
Accounts payable and accrued liabilities related party	136,159	-
Accrued interest payable related party	45,637	45,637
Accrued interest payable other	6,771	6,771
Settlement payable related party	615,000	615,000
Due to affiliates	269,717	90,556
Notes payable, related party	735,200	857,175
Note payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	100,048	100,048
Total Current Liabilities	2,810,935	2,773,936
Total Liabilities	2,810,935	2,773,936

Commitments and contingencies (note 12)

Stockholders’ Equity:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 91,301,200 and 88,461,200 shares issued and outstanding as of June 30, 2021, and December 30, 2020, respectively	8	8
Additional paid-in-capital	21,581,078	21,297,078
Accumulated deficit	(15,453,874)	(14,567,489)
Total Stockholders’ Equity	6,127,212	6,729,597
Total Liabilities and Stockholders’ Equity	$8,938,147	$9,503,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	161,302	197,780	285,999	393,585
Depreciation	1,541	1,622	3,082	3,779
Total Operating Expenses	162,843	199,402	289,081	397,364

Operating loss	(162,843)	(199,402)	(289,081)	(397,364)

Other Expense
Interest expense	-	25,201	-	53,821
Stock-based compensation	35,000	-	35,000	-
Loss from equity method investment	279,112	47,684	562,304	97,852
Total Other Expense	314,112	72,885	597,304	151,673

Loss from operations before taxes	(476,955)	(272,287)	(886,385)	(549,037)

Provision for income taxes	-	-	-	-

Net Loss	$(476,955)	$(272,287)	$(886,385)	$(549,037)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares – Basic and Diluted	88,648,453	88,117,793	88,555,344	85,349,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2021, and 2020

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2020	76,890,925	$7	$14,139,607	$(13,418,661)	$720,953
Common stock issued for settlements of debt and payables	555,275	-	440,220	-	440,220
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	5,500,000
Net loss	-	-	-	(276,750)	(276,750)
Balance as of March 31, 2020	87,446,200	$8	$20,079,826	$(13,695,411)	$6,384,423
Common stock issued for compensation and debt extinguishment	1,015,000	-	200,800	-	200,800
Net loss	-	-	-	(272,287)	(272,287)
Balance as of June 30, 2020	88,461,200	$8	$20,280,626	$(13,967,698)	$6,312,936

	Common Stock		Additional Paid-in-	Accumulated	Stock	Total Stockholders’
	Shares	Amount	Capital	Deficit	Payable	Equity
Balance, December 31, 2020	88,461,200	$8	$21,297,078	$(14,567,489)	-	$6,729,597
Common stock for cash to be issued	-	-	-	-	147,000	147,000
Net loss	-	-	-	(409,430)		(409,430)
Balance as of March 31, 2021	88,461,200	$8	$21,297,078	$(14,976,919)	$147,000	$6,467,167
Common Shares issued for services	350,000	-	35,000	-	-	35,000
Common stock issued for cash	2,490,000	-	249,000	-	(147,000)	102,000
Net loss	-	-	-	(476,955)	-	(476,955)
Balance as of June 30, 2021	91,301,200	$8	$21,581,078	$(15,453,874)	$-	$6,127,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net loss	$(886,385)	$(549,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,082	3,779
Stock-based compensation	35,000	-
Non-cash lease expense	-	(367)
Loss from equity method investment	562,304	97,852
Stock-based compensation	-	80,300
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(101,946)	24,950
Security deposits		7,944
Accounts payable and accrued liabilities related party	136,159	-
Accrued interest payable	-	49,857
Due to affiliates	179,161	39,580
Net cash used in operating activities	(72,625)	(245,142)

Cash Flows from Financing Activities
Common stock to be issued for cash	249,000	-
Proceeds from related party notes payable	9,825	248,043
Repayments of related party notes payable	(186,200)	(1,900)
Net cash provided by financing activities	72,625	246,143

Net Change in Cash	-	1,001

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$1,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued for services	$35,000	-
Common stock issued for prior year equity method investment	$-	$5,500,000
Common stock issued for prior year settlements	$-	$440,220

Common stock issued for debt extinguishment	$-	$120,000
Equity method investment exchanged for forgiveness of related party note payable and accrued interest	$-	$1,062,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

On April 7, 2017, Orr Builders, Prest-Vuksic Architects, Inc. and MSA Consulting, Inc. (all California corporations), as plaintiffs, filed a complaint upon the Company, including subsidiaries Pineapple Express One LLC and BBC, and MJ Business Consultants; Clonenetics Laboratories Cooperative, Inc.; United Pentecostal Church; and Healing Nature, LLC; within the Superior Court of the State of California for the County of Riverside, Case No. PSC 1700746 (hereinafter referred to as the “Lead Case”), and a related and consolidated Case No. PSC1702268, alleging, among other things: (i) breaches of contracts related to the DHS Project/Pineapple Park (property on which the Company planned to build out space to lease to cultivators) in the amount of $1,250,000, (ii) foreclosure of mechanics’ lien, (iii) negligent misrepresentation, and (iv) unjust enrichment (against United Pentecostal Church only). The Company was not a named defendant in this action. In 2019, the land (which was leased by the Company and sold by the Company to a third party) and warehouse (which was being built for the Company yet completed by a third party) at 65241 San Jacinto Lane in Desert Hot Springs, CA, were ordered sold by way of judgment and the plaintiffs were entitled to recovery. The Company and its subsidiaries were dismissed from this action and the property was subsequently sold, fully releasing the Company from any further liability.

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of June 30, 2021, and December 31, 2020, the Company has 45.17% ownership interest in PVI.

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

In October 2020, PNPXPRESS, Inc. (an entity managed by PVI) secured three cannabis licenses, including consumer delivery and statewide distribution, from the City of Los Angeles for a retail storefront location at the intersection of Hollywood & Vine (1704 N. Vine Street). The lease was signed in October 2020. This 3,460 square foot dispensary called Pineapple Express was opened in October of 2021. PVI will receive 30% equity and will receive a management fee of 10% of sales of this entity.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts payable and accrued liabilities, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of June 30, 2021, and December 31, 2020, the Company had no cash balances in excess of FDIC insured limits.

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

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2021, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

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

At June 30, 2021, and December 31, 2020, the Company had no warrants outstanding and no shares issuable for conversion of notes payable.

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

Our service revenues arise from contracts with customers and include consulting related to the licensing, development, and compliance areas of the cannabis business and operational dispensary management. The Company also provides marketing and branding consulting services. We did not identify any costs incurred during the three and six months ended June 30, 2021, and 2020, directly attributable to generating consulting revenue, and therefore have not categorized any costs as costs of sales. There were no revenues during the three and six months ended June 30, 2021, and 2020.

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

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain customer deposits to lessen our risk of non-payment by our customers. Customer deposits are recognized as revenue as we perform under the contract. As of June 30, 2021, and December 31, 2020, the Company did not have any customer deposits recognized as unearned revenue.

Advertising/Promotion

The Company’s advertising/promotion costs are expensed as incurred. The Company did not incur any advertising/promotion expense for the three and six months ended June 30, 2021, and 2020.

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

The fair value of the Company’s warrant grants, including the put option liability from the THC Merger, are estimated using the Black-Scholes-Merton and Binomial Option Pricing models, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton and Binomial Option Pricing models and based on actual experience. The assumptions used in the Black-Scholes-Merton and Binomial Option Pricing models could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, the market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended. As of June 30, 2021, and December 31,2020, there were no outstanding warrants.

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

Note 3 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its condensed consolidated financial statements, the Company has an accumulated deficit of approximately $15.5 million as of June 30, 2021, and incurred a net loss of approximately $0.9 million and utilized net cash of approximately $0.1 million in operating activities during the six months ended June 30, 2021. The Company has not generated significant revenues and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the condensed consolidated financial statements are issued. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the six months ended June 30, 2021, the Company raised approximately $0.2M in cash proceeds from the sale of its common stock.

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

Note 4 – Property and Equipment

Property and equipment as of June 30, 2021, and December 31, 2020, is summarized as follows:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Subtotal	55,473	55,473
Less accumulated depreciation	(43,638)	(40,556)
Property and equipment, net	$11,835	$14,917

Depreciation expense for the six months ended June 30, 2021, and 2020 was $3,082 and $3,779, respectively.

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

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share of common stock. A total of 10,000,000 shares of common stock were issued as of December 31, 2020. As of June 30, 2021, and December 31, 2020, the Company has 45.17% ownership interest in PVI.

The following represents summarized financial information of PVI for the six months ended June 30, 2021, and 2020, respectively:

	June 30, 2021	June 30, 2020
Revenue	$83,213	$88,969
Cost of goods sold	-	1,430
Gross margin	83,213	87,539
Operating expenses	1,328,074	675,620
Gain from sale of investments	-	(374,250)
Net income (loss)	$(1,244,861)	$213,831

Based on its 45.17% equity investment, the Company has recorded a loss from equity investment of $562,304 and $97,852 for the six months ended June 30, 2021, and 2020, respectively. The carrying value of the equity investment as of June 30, 2021, and December 31, 2020, was $8,926,312 and $9,488,616, respectively.

Note 6 – Leases

The Company leases office space under an operating lease that expired in June 2020. The lease includes an option to extend for an additional three-year term with rent adjusted to market rates. The Company did not exercise its option to extend the lease. Upon adopting ASU 2016-02 on January 1, 2019, the Company recorded a right-of-use asset and lease liability for $122,985 related to the remaining term of this operating lease. As an implicit rate was not available for the lease, the Company used our incremental borrowing rate as the discount rate to measure the operating lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. The Company has determined its incremental borrowing rate as of the inception of this lease to be twenty-five percent (25%) per year.

In accordance with ASC 842, Leases, the depreciation for the Company’s operating lease right-of-use asset is recorded in periodic lease expense within the Company’s general and administrative expenses in the consolidated statements of operations. The periodic lease expense recorded during the six months ended June 30, 2021, and 2020, was $0 and $42,489, respectively. Total lease payments for the six months ended June 30, 2021, and 2020, were $0 and $42,856, respectively. Total amortization of the operating lease right-of-use asset for the three months ended June 30, 2021, and 2020, was $0 and $40,775, respectively.

Upon expiration of the lease term in June 2020, the Company’s security deposit was applied towards the final rent payment and the lease reverted to a month-to-month basis until PVI entered into a new lease for the property in August 2020. The Company has agreed to pay a rent allocation to PVI of $1,000 per month. The Company recorded $6,000 of rent expense during the six months ended June 30, 2021.

Note 7 – Notes Payable, Related Party

Notes payable, related party, are comprised of the following as of June 30, 2021, and December 31, 2020:

Noteholder	Due	Interest Rate	Secured	June 30, 2021	December 31, 2020
Sky Island, Inc.	Demand	0%	No	$8,015	$8,015
Eric Kennedy	Demand	0%	No	30,000	30,000
Rob Novinger	Demand	0%	No	30,851	30,851
Neu-Ventures, Inc.	Demand	0%	No	666,334	788,309
Total				$735,200	$857,175

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

On December 17, 2020, the Company entered into an Intellectual Property Purchase Agreement with PVI pursuant to which the Company sold all of the Company’s trade dress and trade names, logos, internet addresses and domain names, trademarks and service marks and related registrations and applications, including any intent to use applications, supplemental registrations and any renewals or extensions in exchange for Mr. Jaime Ortega, waiving and cancelling $1,000,000 of the aggregate existing loans extended by Mr. Ortega to the Company. There was no activity during the three and six months ended June 30, 2021. The outstanding balance owed to Sky Island Inc., was $8,015 as of June 30, 2021, and December 31, 2020.

The promissory note transactions were deemed a related party transaction because Jaime Ortega, owner, chief operating officer and director of Sky Island, Inc., was a founding shareholder of the Company. Mr. Ortega has an aggregate ownership of 48.1 % and 49.6% of the issued and outstanding common stock of the Company as of June 30, 2021, and December 31, 2020.

Accrued interest payable on the Sky Island promissory notes as of June 30, 2021, and December 31, 2020, was $45,637. Interest expense of $0 and $25,200 was recorded for the three months ended June 30, 2021, and 2020, respectively. Interest expense of $0 and $53,821was recorded for the six months ended June 30, 2021, and 2020, respectively.

There was no interest paid on Notes Payable, Related Party, during the six months ended June 30, 2021, or 2020.

Neu-Ventures, Inc.

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. These advances are due on demand and do not incur interest.

Advances from Neu-Ventures between January 2021 and June 2021 totaled $9,825, offset by $186,200 cash payments. Neu-Ventures also paid $54,400 of corporate expenses on behalf of the Company during the six months ended June 30, 2021. Advances from Neu-Ventures between January and June 2020, totaled $247,909. The outstanding balance to Neu Ventures, Inc. was $666,334 and $788,309, as of June 30, 2021, and December 31, 2020, respectively.

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

The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2020. There was no activity during the three and six months ended June 30, 2021. The balance due to Eric Kennedy was $30,000 as of June 30, 2021, and December 31, 2020.

Rob Novinger

As of December 31, 2018, Rob Novinger has been paid $10,000 against his note with an original balance of $30,000, leaving a balance of $20,000. An additional $5,000 was added to the balance from a new advance received in 2019, leaving a balance of $25,000 at December 31, 2019. During the fiscal year ended December 31, 2020, the Company increased the balance by $5,851 to reflect the settlement payable owed to Novinger, leaving a balance of $30,851 as of December 31, 2020. There was no activity during the three and six months ended June 30, 2021. The balance due to Rob Novinger was $30,851 as of June 30, 2021, and December 31, 2020.

Note 8 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of June 30, 2021, and December 31, 2020, is $26,609, which includes principal of $19,838 and $6,771 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a director of the Company. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest.

Note 9 – Settlement payable-related party

At June 30, 2021 and December 31, 2020, settlement payable related party balance consist of the following:

Noteholder	June 30, 2021	December 31, 2020
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018, in accordance with a settlement. This balance remains outstanding at June 30, 2021.

Note 10 – Advances on Agreements

At June 30, 2021, and December 31, 2020, advances on agreements balance consist of the following:

Noteholder	June 30, 2021	December 31, 2020
Investor One and Investor Two	169,000	169,000

Advances on Agreements	$169,000	$169,000

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

During March 2016, the $125,000 in financing from Investor One, in addition to $40,768 from the Company, was deposited in Escrow No.: 7101604737-ST with Chicago Title Company against the purchase of another property (APN: 665-030-043) that was the subject of additional funding by an Investor Two, described below. There was no activity during the three and six months ended June 30, 2021.

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

On March 22, 2016, Investor Two deposited $350,000 into the escrow account referenced above and the transaction closed with title conveyed to Investor Two as required under BLOI2. Subsequent to closing, the Company defaulted under the BLOI2 and the Subsequent Land Purchase Agreement as it did not reacquire the property in the required ninety days after closing. As a consequence, the Company forfeited the $165,768 deposited into the Chicago Title Escrow account referenced above. There was no activity during the three and six months ended June 30, 2021.

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019, until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, and also reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. The balance of advances on agreements totaled $169,000 as of June 30, 2021, and December 31, 2020.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of June 30, 2021, and December 31, 2020, there were no shares of preferred stock issued and outstanding, 91,301,200 and 88,461,200 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2021, the Company sold 2,490,000 shares of common stock for total cash consideration of $249,000.

During the six months ended June 30, 2021/, the Company issued 350,000 shares for services to the Company’s directors and to one of the Company’s officers for total fair value of $35,000.

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

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name “www.thc.com”, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019, upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights, including the THC.com domain name and the “THC” trademark, attorney fees of $144,871 and costs of $66,076 (“Arbitration award”). Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company initially accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable. On April 8, 2021, the parties executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP and that it has not encumbered the IP. The Company settled the arbitration award for $100,000. There has been $100,000 accrual for the settlement in Accounts payable as of December 31, 2020. The Company paid the arbitration award during the three months ended June 30, 2021. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of June 30, 2021, and December 31, 2020.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable related party as of June 30, 2021, and December 31, 2020. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of June 30, 2021, and December 31, 2020, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779 Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office, was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim is accrued for in the Company’s contingent liabilities as of June 30, 2021, and December 31, 2020.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of June 30, 2021, and December 31, 2020. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

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

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. A final award from arbitration also awarded arbitration fees to the claimant, increasing the award from $15,000 to $23,805, which the Company has accrued in contingent liabilities as of June 30, 2021, and December 31, 2020. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc., a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, and has been awarded a judgment against a company not affiliated to the public company.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of June 30, 2021, and December 31, 2020, in the Company’s contingent liabilities.

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

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at June 30, 2021 and December 31, 2020.

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

Note 13 – Subsequent Events

In April 2021, Salem and Pineapple Express, Inc. executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, which took place subsequent to June 30, 2021. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of June 30, 2021, and December 31, 2020.

On August 7, 2021, the Company entered into a Stock Purchase Agreement (the “CGI Agreement with Capital Growth Investments, Inc., a California corporation (“CGI”) and its sole shareholder, Pineapple Ventures, Inc., a California corporation (“PVI”), which is also a minority owned portfolio asset of the Company. Pursuant to the CGI Agreement, the Company can acquire up to 50,000 shares of CGI (the “CGI Shares”), which comprise 50% of its issued and outstanding capital stock, from PVI for an aggregate purchase price of $1,000,000 (the “Purchase Price”). $100,000 was paid by the Company in multiple tranches which were completed on August 12, 2021, in exchange for 5% of the shares of the CGI. Within 60 days of execution of the Agreement, the remaining balance of $900,000 shall be paid in exchange for 45% of the Shares of the Company. Contemporaneously with the execution of the Agreement, the parties entered into a Shareholder Agreement for Capital Growth Investments, Inc. (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, the Company was granted certain anti-dilution rights, as well certain monthly distributions of net cash from the operations of CGI, along with other voting and indemnification rights. The parties mutually agreed to extend the closing date for the final $900,000, and to date, no common shares of CGI have been issued to the company until such time as the company can pay the remaining balance.

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Company determined that there were no other reportable subsequent event(s) to be disclosed.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Pineapple,” the “Company,” “our,” “we” or “us” and similar terms include Pineapple, Inc., unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended June 30, 2021, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). US Dollars are denoted herein by “USD,” “$” and “dollars.”

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2021, and 2020. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2021, and the consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipates beginning sales of the Top Shelf SDS system in the fourth quarter of 2021.

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

In October 2020, PNPXPRESS, Inc. (an entity managed by PVI) secured three cannabis licenses, including consumer delivery and statewide distribution, from the City of Los Angeles for a retail storefront location at the intersection of Hollywood & Vine (1704 N. Vine Street). The lease was signed in October 2020. Pineapple Express, a 3460 square foot dispensary was opened in October of 2021. PVI has received 30% equity and will receive a management fee of 10% of sales of this entity.

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

Results of Operations

Summary of Results of Operations for the three months ended June 30, 2021, and 2020:

(In dollars)	June 30, 2021	June 30, 2020

Revenue	$-	$-

Operating expenses:
General and administrative	161,302	197,780
Depreciation	1,541	1,622
Total operating expenses	162,843	199,402

Operating loss	(162,843)	(199,402)

Other expense:
Interest expense	-	25,201
Stock-based compensation	35,000	-
Loss from equity method investment	279,112	47,684
Total other expense	314,112	72,885

Loss from operations before taxes	(476,955)	(272,287)

Provision for income taxes	-	-

Net loss	$(476,955)	$(272,287)

Revenue

Revenue from operations for the three months ended June 30, 2021, and 2020, was $0. The Company has not yet generated any revenue.

General and Administrative

General and administrative expenses for the three months ended June 30, 2021, were $161,302, a decrease of approximately $36,000, or 18%, from $197,780 during the three months ended June 30, 2020. The Company leased office space under an0 operating lease expiring in June 2020, under ASU 2016-02. The Company recognized $0 and approximately $17,000 of periodic lease expense in the three months ended June 30, 2021, and 2020, respectively. Professional fees increased by approximately $55,000, offset by a decrease in consulting fees by approximately $80,000.

Depreciation

Depreciation expense was $1,541 and $1,622 in the three months ended June 30, 2021, and 2020, respectively. This is consistent with the depreciable asset base which did not change for the three months ended June 30, 2021, and 2020.

Operating Loss

Operating loss for the three months ended June 30, 2021, was $162,843, a decrease of approximately $37,000, or approximately 18% from an operating loss from continuing operations of $199,402 during the three months ended June 30, 2020. Most of the decrease is attributable to a decrease in periodic lease expense and consulting fees, offset by an increase in professional fees.

Other Expense

During the three months ended June 30, 2021, the Company has total other expense of $314,112, consisting of losses from the Company’s equity method investment of $279,112, and $35,000 of stock-based compensation related to common stock issued for services to the Company’s Directors and officer.

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

Net Loss

As a result of the foregoing, the Company recorded a net loss of $476,955 for the three months ended June 30, 2021, as compared to a net loss of $272,287 for the three months ended June 30, 2020.

Summary of Results of Operations for the six months ended June 30, 2021, and 2020:

(In dollars)	June 30, 2021	June 30, 2020

Revenue	$-	$-

Operating expenses:
General and administrative	285,999	393,585
Depreciation	3,082	3,779
Total operating expenses	289,081	397,364

Operating loss	(289,081)	(397,364)

Other expense:
Interest expense	-	53,821
Stock-based compensation	35,000	-
Loss from equity method investment	562,304	97,852
Total other expense	597,304	151,673

Loss from operations before taxes	(886,385)	(549,037)

Provision for income taxes	-	-

Net loss	$(886,385)	$(549,037)

Revenue

Revenue from operations for the six months ended June 30, 2021, and 2020, was $0. The Company has not yet generated any revenue.

General and Administrative

General and administrative expenses for the six months ended June 30, 2021, were $285,999, a decrease of approximately $108,000, or 27%, from $393,585 during the six months ended June 30, 2020. The Company leased office space under an operating lease expiring in June 2020, under ASU 2016-02. The Company recognized $0 and approximately $42,000 of periodic lease expense in the six months ended June 30, 2021, and 2020, respectively. Professional fees increased by approximately $22,000, offset by a decrease in consulting fees by approximately $94,000.

Depreciation

Depreciation expense was $3,082 and $3,779 in the six months ended June 30, 2021, and 2020, respectively. This is consistent with the depreciable asset base which did not change for the six months ended June 30, 2021, and 2020.

Operating Loss

Operating loss for the six months ended June 30, 2021, was $289,081, a decrease of approximately $108,000, or approximately 27% from an operating loss from continuing operations of $397,364 during the six months ended June 30, 2020. Most of the decrease is attributable to a decrease in periodic lease expense and consulting fees, offset by an increase in professional fees.

Other Expense

During the six months ended June 30, 2021, the Company has total other expense of $597,304, consisting of losses from the Company’s equity method investment of $562,304 and $35,000 of stock-based compensation related to common stock issued for services to the Company’s Directors and officer.

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

Net Loss

As a result of the foregoing, the Company recorded a net loss of $886,385 for the six months ended June 30, 2021, as compared to a net loss of $549,037 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had a working capital deficit of $2,810,935, and $0 in cash. As of June 30, 2021, the Company’s current liabilities included $713,565 in accounts payable and accrued liabilities, $136,159 in accounts payable and accrued liabilities related party, $52,408 in accrued interest payable, $735,200 in related party notes payable, $19,838 in other notes payable, $615,000 in settlement payable related party, $169,000 in advances on agreement, and $100,048 in contingent liabilities. We have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties, and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultant fees, and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and third-party party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

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

Our consolidated financial statements included elsewhere in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $15,453,874, and had a net loss of $886,385, and utilized net cash of $72,625 in operating activities for the six months ended June 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal years ended December 31, 2020, and 2019, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our condensed consolidated financial statements included elsewhere in this quarterly report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Sources and Uses of Cash

Operating Activities

During the six-month ended June 30, 2021, we used $72,625 of cash in operating activities, primarily as a result of our net loss of $886,385, net of non-cash operating expenses of $600,386, including depreciation expense of $3,082, stock-based compensation of $35,000 and a loss from the Company’s equity method investment of $562,304. Operating liabilities increased by $213,374, primarily due to an increase in balances due to affiliates of $179,161 and increase in accounts payable and accrued liabilities (including related party) of $34,213.

During the six months ended June 30, 2020, we used $245,142 of cash in operating activities, primarily as a result of our net loss of $549,037, net of non-cash operating expenses of $181,564, including $80,300 in stock-based compensation, depreciation expense of $3,779, and a loss from the Company’s equity method investment of $97,852. Operating assets and liabilities increased by $122,331, due to a decrease in security deposits of $7,944, an increase in accounts payable and accrued liabilities of $24,950, an increase in accrued interest payable of $49,857, and an increase in balances due to affiliates of $39,580.

Investing Activities

During the six months ended June 30, 2021, and 2020, we had no cash flows from investing activities.

Financing Activities

During the six months ended June 30, 2021, we received $249,000 in cash from private placement to third parties. Advances from affiliates totaled $9,825 and repayment amounted to $186,200 in the six months ended June 30, 2021.

During the six months ended June 30, 2020, we received $248,043 in cash from financing activities from net proceeds from related party notes payable.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2021, and December 31, 2020, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2021:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name “www.thc.com”, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019, upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights, including the THC.com domain name and the “THC” trademark, attorney fees of $144,871 and costs of $66,076 (“Arbitration award”). Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company initially accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable. On April 8, 2021, the parties executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000, which was recorded in Accounts payable and accrued liabilities as of December 31, 2020. The Company paid the arbitration award during the three months ended June 30, 2021. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of June 30, 2021, and December 31, 2020.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable related party as of June 30, 2021, and December 31, 2020. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of June 30, 2021, and December 31, 2020, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779 Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office, was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim is accrued for in the Company’s contingent liabilities as of June 30, 2021, and December 31, 2020.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of June 30, 2021, and December 31, 2020. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

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

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058 was filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. A final award from arbitration also awarded arbitration fees to the claimant, increasing the award from $15,000 to $23,805, which the Company has accrued in contingent liabilities as of June 30, 2021, and December 31, 2020. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc., a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, and has been awarded a judgment against a company not affiliated to the public company.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of June 30, 2021, and December 31, 2020, in the Company’s contingent liabilities.

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

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at June 30, 2021 and December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021, the Company issued 2,490,000 shares of common stock for a total consideration of $249,000.

During the six months ended June 30, 2021, the Company issued 350,000 shares of common stock for services for a total fair value of $35,000.

All of the securities set forth above were sold pursuant to exemptions from registration under Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering and/ or under Regulation S, as promulgated under the Securities Act of 1933. No general advertising or solicitation was used. And the investors were purchasing the Shares for investment purposes only, without a view to resale. All issued securities were affixed with appropriate legends restricting sales and transfers.

There were no other unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021.

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

PINEAPPLE, INC.

Dated: November 12, 2021	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

