Form 10-K
period 2021-12-31
PINEAPPLE, INC.
filed 2022-05-06
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0000001 par value

Common stock, par value $0.0000001
(Title of each class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021, was approximately $1,686,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, holders of 10% or more of the registrant’s common stock and their affiliates.

As of May 4, 2022, there were 91,163,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

Use of Market and Industry Data

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Annual Report”) includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys, or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey, or article. The information in any such publication, report, survey, or article is not incorporated by reference in this Annual Report.

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

Trademarks, Service Marks and Trade Names

This Annual Report contains references to our trademarks, service marks and trade names and to trademarks, service marks and trade names belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, service marks or trademarks or any artists’ or other individuals’ names to imply a relationship with, or endorsement or sponsorship of us by, any other companies or persons.

PART I

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

Overview

Pineapple, Inc. (f/k/a Pineapple Express, Inc). (“Pineapple”, the “Company,” “we,” “us” or “our”) is a pioneer in the cannabis industry. As a result of a share exchange agreement entered into in March 2019, as subsequently amended, and a debt forgiveness agreement in January 2020, the Company has a 45.17% equity stake, as discussed below, in Pineapple Ventures, Inc. (“PVI”). PVI invests in established cannabis businesses, funds cannabis start-up businesses, and may establish cannabis storefronts. Through its affiliates, PVI has established a delivery service with a fleet of vehicles, and is establishing a retail dispensary, and cultivation and production activities. PVI also provides supporting marketing, branding, and infrastructure support services for investment entities. PVI owns a portfolio of 15 owned cannabis licenses including cultivation, manufacturing, distribution, dispensary and retail delivery licenses for full vertical integration.

PVI owns and operates:

●	Initial 30% and further reduced to 20% of a state-licensed cannabis delivery service, cultivation and manufacturing in Los Angeles, CA, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions. On November 30, 2021, the Company executed a stock purchase agreement with a buyer to sell 10% of its equity interest in Universal Herbal Center, Inc (“UHC”) for $400,000, of which $200,000 was collected as of December 31, 2021, and the remaining $200,000 in the first fiscal quarter of 2022. As of December 31, 2021, PVI owns a 20% equity interest in UHC. UHC is pre-operational for manufacturing and cultivation.

●	Initial 30% and further reduced to 20% of a state-licensed retail dispensary and cannabis delivery service in Palm Springs, CA, of which construction was completed in December 2021, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions. On November 30, 2021, the Company executed a stock purchase agreement with a buyer to sell 10% of its equity interest in Capital Growth Investments Inc. (“CGI”) for $400,000, of which $400,000 was collected as of December 31, 2021. As of December 31, 2021, PVI owns a 20% equity interest in CGI. This dispensary is still in construction as of December 31, 2021, will be operational in February 2022.

●	Initial 30% and further reduced to 10% equity plus management fee of 10% of sales of a state-licensed retail dispensary and cannabis delivery service in Hollywood, CA. This dispensary is still in construction as of December 31, 2021, will be operational in February 2022.

●	100% of PineappleWellness.com, a nationwide Hemp Cannabidiol (“CBD”) retail website.

New retail dispensaries acquired

●	Management fees of 10% of a state-licensed retail dispensary and delivery in Eagle Rock, northeast of Los Angeles, CA. PVI executed a stock purchase agreement on December 30, 2021, for 49% equity in this retail dispensary for total purchase price of $500,000. The shares were exchanged during 2021 following the payment of the initial $50,000 deposit.
●	Management fees of 10% of a state-licensed retail dispensary and delivery in West LA, CA. PVI executed a stock purchase agreement, for 45% equity in this retail dispensary for total price of $450,000, but no compensation was exchanged, and no shares were transferred as of December 31, 2021.
●	Management fees of 10% of a state-licensed retail dispensary and delivery in South Los Angeles, CA. PVI executed a stock purchase agreement for 49% equity in this retail dispensary for total price of $500,000, but no compensation was exchanged, and no shares were transferred as of December 31, 2021.
●	Management fees of 10% of a state-licensed retail dispensary and delivery in San Pedro, CA. PVI executed a stock purchase agreement for 49% equity in this retail dispensary for total price of $500,000, but no compensation was exchanged, and no shares were transferred as of December 31, 2021.

Formerly owned and operated:

●	15% of two (2) separate state-licensed cultivation and manufacturing entities and 15% of one (1) state-licensed distribution entity. In June 2020, the three (3) entities sold their cannabis licenses for an aggregate amount of $2.87 million, of which approximately $431,000 was recognized by PVI.

In November 2021, PVI acquired 100% of PNPL Holdings Inc., a newly created holding company because the City of Los Angeles passed a provision stating that management companies cannot hold direct equity in the operations PVI manage. As such, PNPL Holdings, Inc. was set up for PVI’s equity in Hollywood and Vine, CA, West LA, CA, South Los Angeles, CA, Eagle Rock, CA and San Pedro, CA dispensaries. CGI and UHC remain unaffected since these dispensaries are not in the City of Los Angeles.

PVI’s cannabis delivery service has already commenced operations and was launched out of Los Angeles, CA in January 2019. As a result of its equity stake in PVI, the Company will receive 45.17% of all net income/ loss generated by PVI from these business ventures. The owned and managed cannabis licenses and real property rental and sublease assets along with the Company’s brand recognition and intellectual property are prepared to penetrate the cannabis market from ‘seed to sale’ for cultivation, manufacturing, distribution, retail storefront, and delivery in the State of California.

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

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipates beginning sales of the Top Shelf SDS system in the third quarter of 2022.

Additionally in 2019, PVI took preliminary business steps towards a project with Nordhoff Leases, Inc. (“Nordhoff”), a related party, in which Nordhoff subleased 38,875 square feet in a building to three 15% owned entities by PVI (the “PVI Entities”); however, the contemplated project never matriculated. As part of these preliminary business steps, an affiliated entity of PVI, Neu-Ventures, Inc., paid Nordhoff’s $50,000 per month rent expense and PVI’s founders invested over $300,000 in leasehold improvements for Nordhoff’s rental property.

In June of 2020, Nordhoff’s $50,000 rent payments per month were increased to $87,000 per month. During the same month, the PVI entities sold their respective cannabis licenses for aggregate proceeds of $2.87 million, of which approximately $431,000 was assigned and recognized by PVI. PVI assigned its PVI Entities’ subleases with Nordhoff to the buyer as part of the sale.

Company Background

Pineapple shares of common stock are still quoted on the OTC Pink Market under the symbol “PNPL”. As of the date of this Annual Report, OTC Markets has designated the Company’s trading symbol as “Caveat Emptor” by placing a skull and crossbones icon next to the symbol. This designation occurred when the Company was issued an Order of Suspension of Trading from the U.S. Securities and Exchange Commission (the “SEC”) on April 28th, 2016, because of “recent, unusual and unexplained market activity in the Company’s stock that raises concerns about the adequacy of publicly-available information regarding the Company”. The Company was released from suspension two weeks later. The Company was not charged with any wrong-doing and believes the unusual spike in stock activity was related to an enormous amount of press received by the Company because a famous cultural icon invested in the Company stock. The Company was not fully reporting with the SEC yet when this occurred. The Company intends on becoming fully reporting with the SEC. The Company then intends to have a market maker quote its shares of common stock on the OTCQB or another over-the-counter trading platform, thereby moving from the current OTC Grey platform.

The Company regained current status with its filing obligations in the fourth quarter of 2021, and a licensed broker filed a Form 15c2-11 application in order to remove the caveat emptor symbol and resume quotations on the OTC marketplace.

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

On March 14, 2017, the Company entered into a Share Purchase Agreement to sell BBC and its three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Property Investments, LLC, a Washington limited liability company, to a related party, Jaime Ortega. The sale of BBC and its subsidiaries to Mr. Ortega was in exchange for Mr. Ortega forgiving a debt of $10,000 owed to Sky Island, Inc, a wholly owned entity by Mr. Ortega, and in order for Mr. Ortega to fund and prosecute litigation claims (as discussed below) and settle debts for the subsidiaries resulting from unconsummated parcel purchases which the Company believes were purposely circumvented by third parties involved in those transactions. The terms of the Share Purchase Agreement are discussed in greater detail in the “legal proceedings” section of this Annual Report. On January 27, 2018, the Company completed the sale of BBC, Pineapple Express One LLC, Pineapple Express Two LLC and Pineapple Property Investments, LLC to Mr. Ortega.

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

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with PVI and the stockholders of PVI (the “PVI Stockholders”). Upon execution of the PVI Agreement (the “Closing”), the Company acquired 20,000 shares of PVI’s outstanding capital stock (“PVI Shares”), equaling 20% of the outstanding shares of PVI. In consideration for the PVI Shares, the Company agreed to issue 1,000,000 shares of its Series A Convertible Preferred Stock, $0.0000001 par value per share (“Series A Convertible Preferred Stock”), to the PVI Stockholders. Pursuant to the terms of the PVI Agreement and Amendment No. 1 dated June 26, 2019, upon the six-month anniversary of the PVI Agreement (the “Second Closing”), and subject to the conditions to closing set forth in the PVI Agreement, the Company was to acquire an additional 30,000 PVI Shares, equaling 30% of the outstanding shares of PVI, for a total of 50% of the outstanding shares of PVI, in consideration for an additional 1,000,000 shares of Series A Convertible Preferred Stock to be issued to the PVI Stockholders at the time of the Second Closing. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s Common Stock, par value $0.0000001 (the “Common Stock”) in an amount equal to ten (10) shares of Common Stock for each one (1) share of Series A Convertible Preferred Stock. On July 5, 2019, the Company, PVI and the PVI Stockholders, and their respective boards of directors waived the remaining conditions to closing as set forth in the PVI Agreement and ratified and approved the Second Closing. As a result of the PVI investment, the Company now has a portfolio asset (PVI) with which it has entered the cannabis cultivation, production, and distribution sector throughout California. The PVI Stockholders elected to immediately convert their shares of Series A Preferred Stock into shares of common stock.

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

In October 2020, PNPXPRESS, Inc. (an entity managed by PVI) secured three cannabis licenses, including consumer delivery and statewide distribution, from the City of Los Angeles Department of Cannabis Regulation (“LADCR”) for a retail storefront location at the intersection of Hollywood & Vine (1704 N. Vine Street). The lease was signed in October 2020. This 3,460 square foot dispensary will be called Pineapple Express and is scheduled to open by February of 2022, pending inspections from the LADCR. PVI has initially received 30% equity and has received a management fee of 10% of sales of this entity. On October 29, 2021, the Company entered into a stock purchase agreement with an unrelated investor for the sale of 20% equity of PNPXPRESS, Inc. for a total consideration of $1,500,000. As of December 31, 2021, the Company will receive 10% of equity and will receive a management fee of 10% of sales of this entity.

On August 7, 2021, the Company entered into a Stock Purchase Agreement (the “CGI Agreement”) with Capital Growth Investments, Inc., a California corporation (“CGI”) and PVI, the Company’s equity-method investee. Pursuant to the Agreement, the Company can acquire up to 50,000 shares of CGI (the “Shares”), which comprise 50% of its issued and outstanding capital stock, from PVI for an aggregate purchase price of $1,000,000. As of December 31, 2021, $100,000 was paid by the Company, which was recorded and presented in Deposit – Stock purchase agreement related party in the Company’s consolidated balance sheets as of December 31, 2021. No shares of CGI will be issued until the full purchase price is paid.

Within 60 days of execution of the Agreement, the remaining balance of $900,000 was to be paid in exchange for the full 50% of the Shares of the Company. Contemporaneously with the execution of the CGI Agreement, the parties entered into a Shareholder Agreement with CGI (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, the Company was granted certain anti-dilution rights, as well certain monthly distributions of net cash from the operations of CGI, along with other voting and indemnification rights. Pursuant to an Amendment to Stock Purchase Agreement, dated November 26, 2021, the Company, CGI and PVI have acknowledged that the Purchase Price, which shall be paid by Buyer in installments of $100,000 as a refundable deposit, has been received. The remaining balance of $900,000 was to be paid in exchange for the entirety of the Shares on or before March 31, 2022. Should the Buyer be unable to fund the balance of $900,000 by March 31, 2022, the transaction shall be cancelled and the refundable deposit of $100,000 shall be returned to the Company. In March of 2022, the parties mutually agreed to extend the closing date to June 30, 2022 (see note 14).

Regulatory Overview

As of the date of this filing, 37 states and four (4) territories allow for the medical use of cannabis products, while 17 of those states, the District of Columbia, the Northern Mariana Islands, and Guam have also legalized the adult-use of cannabis. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas, such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under the Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

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

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice (“DOJ”), under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. During his Senate confirmation, Merrick Garland told Senator Cory Booker (D-NJ), “It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise.” Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, any United States Attorney, or the United States federal courts. Substantial uncertainty regarding United States federal enforcement remains. To date, there have been no new federal cannabis memorandums issued by the Biden Administration or any published change in federal enforcement policy.

Business Overview

Through our operating subsidiaries and equity-method investment, we provide capital to our canna-business clientele and provide consulting services and technology to develop, enhance, and expand existing and newly formed canna-businesses.

We also intend to create a nationally branded and vertically integrated chain of cannabis retail stores under the “Pineapple Express” brand, which will be supported by Company-owned cultivation and processing facilities and will feature products from anticipated Company-owned manufacturers. The Company currently owns and manages city and state licensed cannabis production, manufacturing, commercial distribution, retail dispensary and distribution and home delivery dispensaries.

Companies in the cannabis industry face unique challenges and risks. To mitigate these risks, we operate both as an operating business and as a business that invests in other entities. It is our intention that this strategy will enable us to quickly develop recurring and easily replicable revenue sources, and avoid large upfront investments in infrastructure, escalating payroll costs associated with expansion, and the years of initial losses often typical of start-up companies. We believe that our competitive advantages include our business model, our exclusive proprietary technology, our employees’ and consultants’ extensive experience, and our key industry contacts in an industry that is both new and foreign to most. It is our expectation that these factors will set us apart from most of our competitors.

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

Developing retail facilities from the ‘ground-up’ is a challenge in the cannabis industry. For example, stores must be licensed, which generally involves a costly, complex, and time-consuming process. Several jurisdictions have imposed strict limits on the number of licenses that may be issued. The present nature of cannabis in the national legislative realm has resulted in very strict zoning requirements for these types of businesses. These licensing hurdles translate into slow organic growth.

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

In October 2021, PVI entered into a Management Services Agreement with Enchanted Lands LLC located in Los Angeles, California.

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

Consulting Services

The Pineapple management team understands the consulting, licensing, development, and compliance areas of the cannabis business and has hands-on operational experience in dispensary management from previous employment in the cannabis industry. Currently, the Company is not pursuing any consulting revenue. The Company anticipates selling the Top Shelf Safe Display System in the third fiscal quarter of 2022. The Company is planning to sell the system to PVI and other cannabis dispensary companies at $30,000 per unit. Furthermore, the Company will receive revenues from its 45.17% ownership in PVI. These revenue streams will provide the Company with long- and short-term growth capital.

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

We have developed a pipeline of opportunities and have executed definitive agreements for the following transactions:

On February 12, 2016, the Company acquired the business and assets of THC Parent, the web domain www.thc.com, and the trademark THC®. THC Parent was an operating business since its incorporation in California in 1996, making it one of the first internet-based cannabis related businesses in the nation. The acquisition includes the THC.com URL address, the THC branded clothing line, use of a clothing distribution facility, and the rights to sell clothing, namely T-shirts, hats, beanies, pants, shorts, baseball jerseys, jackets, sweatshirts, polo shirts, and sweatpants displaying the THC trademarked name and logo.

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

Beginning in 2019 and as of the date of this Annual Report, the Company’s properties are as follows:

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

In October 2020, PVI entered into a lease agreement related to a location at 1704 Vine Street in Hollywood CA, totaling 3,600 square feet of rentable retail space. This property is currently under construction and is expected to be ready to operate in February 2022.

Employees

As of December 31, 2021, the Company, excluding its subsidiaries, had no full-time employees, four independent contractors, and no part-time employees.

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

We have incurred significant losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future; our auditors have included in their audit report for the fiscal year ended December 31, 2021, an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have incurred significant net losses in each year since our inception, including net losses of $1,104,819 for the fiscal year ended December 31, 2021, and $1,148,828 for the fiscal year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $15,672,308. We anticipate incurring additional losses until such time we can generate significant revenues, and/or reduce operating costs. To date, we have generated minimal revenues and have financed our operations exclusively through the sale of our equity and debt securities. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. We expect a continued increase in our expenses associated with our operations as we are currently a reporting publicly traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses and assets, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit reports for the fiscal years ended December 31, 2021, and 2020, a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $3,065,044 as of December 31, 2021, and to continue as a going concern, is dependent on us generating substantial revenues and/or obtaining adequate capital to fund operating losses until we become profitable. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of our going concern qualification, there is an increased risk that you could lose the entire amount of your investment in our Company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

As of the date of this filing, 37 states and 4 territories allow for the medical use of cannabis products., and four U.S. Territories Puerto Rico and Guam while 18 of those states, the District of Columbia, the Northern Mariana Islands, and Guam have also legalized the adult-use of cannabis. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

Additionally, we are substantially dependent on continued market acceptance and proliferation of consumers of cannabis, medical marijuana, and recreational marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

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

Due to the nature of our business and the fact that our contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in federal and certain state courts. The inability to enforce any of our contracts could have a material adverse effect on our business, operating results, financial condition, or prospects.

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

The cannabis industry is relatively new.

We are operating in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, such as cannabidiol, or CBD, and tetrahydrocannabinol, or THC, remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products and dispensary services.

Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition, and results of operations.

We face risks due to industry immaturity or limited comparable, competitive, or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares to the extent that investors may lose their entire investments.

Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited.

As we introduce or expand our medical and adult-use cannabis product offerings and dispensary services, we may incur losses or otherwise fail to enter certain markets successfully. Our expansion into new markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on those investments will not be achieved for several years, if at all. In attempting to establish new product offerings or dispensary services, we may incur significant expenses and face various other challenges, such as expanding our work force and management personnel to cover these markets and complying with complicated cannabis regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these product offerings and dispensary services to consumers, and failure to do so would compromise our ability to successfully expand these additional revenue streams.

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

As of December 31, 2021, 37 states and the District of Columbia, the Northern Mariana Islands, Guam and Puerto Rico have passed laws allowing some degree of medical use of cannabis, while eighteen (18) of those states and the District of Columbia, the Northern Mariana Islands, and Guam, have also legalized the adult-use of cannabis. There can be no assurance that number of states that allow the use of medicinal and recreational cannabis will grow, and if it does not, there can be no assurance that the 37 existing states and/or the District of Columbia will not reverse their position and make medicinal and recreational cannabis illegal again. If either of these things happens, then not only will the growth of our business be materially impacted, but we may experience declining revenue as the market for our products and services declines.

Arizona, Montana, New Jersey, South Dakota, New York, Virginia, Connecticut, and New Mexico passed laws allowing recreational (adult-use) marijuana and Mississippi and Alabama passed an initiative allowing medical marijuana.

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

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing partnership, product, and service enhancements as well as new partnerships, products and services. These partnerships, products and services are relatively new and untested, and we cannot assure you that we will achieve market acceptance for these partnerships, products, and services, or other new partnerships, products and services that we may offer in the future. Moreover, these and other new partnerships, products and services may be subject to significant competition with offerings by new and existing competitors in our sector. In addition, new partnerships, products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new partnerships, products, services, or enhancements could seriously harm our business, financial condition and results of operations.

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

We rely heavily on the expertise, experience and continued services of Matthew Feinstein, our Chief Financial Officer, Shawn Credle, our Chief Executive Officer, Joshua Eisenberg, our Chief Operating Officer, and Marco Rullo, our Chief Strategy Officer. The loss of Mr. Feinstein, Mr. Credle, Mr. Eisenberg, or Mr. Rullo, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate Mr. Feinstein, Mr. Credle, Mr. Eisenberg, and Mr. Rullo, as well as other personnel, through competitive cash and equity compensation, but there can be no assurance that these programs will allow us to retain key personnel or hire new key personnel. As a result, if any member of our key personnel were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. Mr. Feinstein, Mr. Credle, Mr. Eisenberg, and Mr. Rullo were the only key persons that we were dependent upon as of December 31, 2021.

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

Failure to protect the integrity and security of our information systems and our customers’ information could materially adversely affect our results of operations, damage our reputation, and expose us to litigation.

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

PVI depends on certain manufacturers to produce products. These manufacturers could fail to produce products to PVI’s specifications or in a workmanlike manner and may not deliver the units on a timely basis. Their manufacturers may also have to obtain inventories of necessary parts. Any change in manufacturers to resolve production issues could disrupt PVI’s ability to fulfill orders. Any change in manufacturers to resolve production issues could also disrupt business due to delays in finding new manufacturers, providing specifications, and testing initial production. Such disruptions in business and/or delays in fulfilling orders would harm PVI’s reputation and would potentially cause them us to lose their market.

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

Risks Related to Ownership of Our Common Stock

The OTC Markets Group identified our common stock with a caveat-emptor.

Prior to April 28, 2016, our common stock was quoted on the OTC Pink Marketplace. On April 28, 2016, the SEC suspended the trading of our Common Stock due to unexplained market activity. It is management’s belief that such activity was spawned by news of a public figure investing into the Company. The trading suspension ended on May 11, 2016, but a broker must also file a Form 15c2-11 with FINRA that must be approved before our Common Stock can be eligible to resume quotation on the OTC Pink Marketplace or OTCQB Marketplace. As of the date hereof, a licensed broker filed a Form 15c2-11 to resume quotations on the OTC marketplace, since the Company regained current status with its filing obligations.

On March 31, 2016, the OTC Markets Group identified our securities with a caveat emptor symbol due to trading activity that caused our stock price to rise from a low of $10.10 on March 24, 2016, to a high of $42.38 on March 31, 2016. The caveat emptor symbol is intended to inform investors that there may be reason to exercise additional care and perform thorough due diligence in making investment decisions in an issuer.

We regained current status with our filing obligations in the fourth quarter of 2021, and a licensed broker filed a Form 15c2-11 application in order to remove the caveat emptor symbol and resume quotations on the OTC marketplace. Should the OTC Markets Group refuse to remove the caveat emptor symbol, our common stock may never be able to transition from the OTC Pink Market, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our stock price may be subject to increased volatility, making it difficult or impossible for you to resell shares of our common stock.

Due to our connection to the cannabis industry, there can be no assurance that our shares of common stock will ever be approved for listing on a national securities exchange.

Currently, shares of our common stock are traded on the OTC Pink Market and are not listed on any national securities exchange, such as the New York Stock Exchange or the NASDAQ Stock Market. Even if we desire to have our shares listed on a national securities exchange, the fact that our business is associated with the use of cannabis, the legal status of which is uncertain in some states and at the federal level, may make any efforts to become listed on a securities exchange more problematic as we believe national exchanges may be reluctant to list shares of companies whose business is associated with the recreational use of cannabis. While we plan to work with NASDAQ or other exchanges in an attempt to change their views of responsible cannabis related businesses, there can be no assurance that our common stock will ever be listed on NASDAQ or any other national securities exchange. As a result, our common stock may never develop an active trading market which may limit our investors’ ability to liquidate their investments or cause our stock price to be particularly volatile.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange, our common stock may only trade on one of the OTC Markets (if we are successful in applying to trade on such marketplaces) or on the OTC Pink Market. In those markets, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC reporting regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock, and one may never develop. Our common stock is currently traded on the OTC Pink Market. The OTC Pink Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the requirements to be quoted on the OTC Markets or satisfy the listing requirements to be listed on a national securities exchange, which are often more widely traded and liquid markets. Some, but not all, of the factors which may delay or prevent the quotation or listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges or OTC Markets, or our common stock is otherwise rejected for listing or quotation, and remains traded on the OTC Pink Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located in Los Angeles, California, where Pineapple Ventures, Inc. leases office space on our behalf of approximately 2,300 sq ft pursuant to a new two-year lease effective July 29, 2020, at a monthly lease amount of approximately $9,000. The above property was leased by Pineapple Inc. since May 2016 up to June 2020. We have been at this location for six years.

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

Hawkeye v. Pineapple Express, Inc., et al. Los Angeles Superior Court Case Number Case Number: BC708868, filed June 6, 2018. Plaintiff claims damages against Defendant in excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which management asserts was not the fault of the Company. Nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. The Company denied all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement on or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court on or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding as of December 31, 2021. The Company reported the settlement agreement in settlement payable as of December 31, 2021. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al., Los Angeles Superior Court Case Number: 18SMCV00149, filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. The matter was arbitrated, and the arbitrator issued a final award in favor Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was reduced to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against the Company without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of December 31, 2021, and 2020, is $18,692.

Cunningham v. Pineapple Express, Inc, Los Angeles Superior Court Case Number: BS171779, Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of December 31, 2021, and 2020.

Pineapple Express, Inc. v. Cunningham Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of December 31, 2021, and 2020. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

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

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc. JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of December 31, 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc. This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. Management intends for the creditor to be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of December 31, 2021, and 2020, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc. This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. Management intends for the creditor to be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at December 31, 2021, and 2020.

Novinger v. Pineapple Express, Inc. Los Angeles Superior Court Case Number: 20CHLC10510, filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to the Company without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851. On September 23, 2020, a default judgment was entered against Pineapple Express, Inc. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to Defendant. The settlement amount of $30,851 has been accrued for in notes payable, related party as of December 31, 2021, and 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTC Pink Market under the ticker symbol “PNPL”. As of December 31, 2021, there were 376 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2020	High	Low
Quarter ended December 31	$1.00	$0.11
Quarter ended September 30	$0.80	$0.05
Quarter ended June 30	$0.70	$0.08
Quarter ended March 31	$0.70	$0.05

2021	High	Low
Quarter ended December 31	$0.75	$0.00
Quarter ended September 30	$1.00	$0.05
Quarter ended June 30	$0.05	$0.00
Quarter ended March 31	$1.00	$0.00

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

For the fiscal year ended December 31, 2021

During the fiscal year ended December 31, 2021, we issued an aggregate of 1,570,000 to consultants, key members of management and directors for services for total fair value of $340,000.

During the fiscal year ended December 31, 2021, the Company sold 2,630,000 shares of common stock for total cash consideration of $284,000.

During the fiscal year ended December 31, 2021, the Company cancelled 1,829,631 shares of common stock pursuant to a settlement agreement.

During the fiscal year ended December 31, 2021, the Company issued 132,000 shares of common stock to a Company’s Director pursuant to director agreement for a total fair value of $33,000.

During the fiscal year ended December 31, 2021, the Company issued 200,000 shares of common stock against a related party debt for a total fair value of $50,000.

For the fiscal year ended December 31, 2020

During the fiscal year ended December 31, 2020, the Company issued an aggregate of 10,000,000 shares of its common stock in exchange for a 50% (later reduced to 45.17%) equity method investment in PVI valued at $5,500,000.

During the fiscal year ended December 31, 2020, the Company issued 1,080,275 shares of its common stock related to settlements of debt and payables with a value of $560,220.

During the fiscal year ended December 31, 2020, we issued an aggregate of 490,000 shares of our common stock to our employees, directors, advisors and/or consultants for a total fair value of $80,800.

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

The independent registered public accounting firms’ reports on the Company’s financial statements as of December 31, 2021, and 2020, and for the years then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Our Business

The Company was originally formed in the state of Nevada under the name Global Resources, Ltd. on August 3, 1983. It changed its name to “Helixphere Technologies Inc.” on April 12, 1999, and to “New China Global Inc.” on October 2, 2013. It reincorporated in Wyoming on October 30, 2013, changed its name to “Globestar Industries” on July 15, 2014. On August 24, 2015, the Company entered into a share exchange agreement with Better Business Consultants, Inc. (“BBC” dba “MJ Business Consultants”), a corporation formed in California on January 29, 2015, all of BBC’s shareholders, and the Company’s majority shareholder at that time (the “BBC Share Exchange”). Pursuant to the BBC Share Exchange, BBC became a wholly owned subsidiary of the Company. Upon consummation of the BBC Share Exchange, the Company ceased its prior business of providing educational services and continued the business of BBC as its sole line of business. BBC has three wholly owned subsidiaries, Pineapple Express One LLC, a California limited liability company, Pineapple Express Two LLC, a California limited liability company, and Pineapple Properties Investments, LLC, a Washington limited liability company. Better Business Consultants, Inc. has since been sold by the Company. On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.”

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20th, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipated beginning sales of the Top Shelf SDS system in the second quarter of 2022.

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

In October 2020, PNPXPRESS, Inc. (an entity managed by PVI) secured three cannabis licenses, including consumer delivery and statewide distribution, from the City of Los Angeles Department of Cannabis Regulation (“LADCR”) for a retail storefront location at the intersection of Hollywood & Vine (1704 N. Vine Street). The lease was signed in October 2020. This 3,460 square foot dispensary will be called Pineapple Express and is scheduled to open by February of 2022, pending inspections from the LADCR. PVI has initially received 30% equity and has received a management fee of 10% of sales of this entity. On October 29, 2021, the Company entered into a stock purchase agreement with an unrelated investor for the sale of 20% equity of PNPXPRESS, Inc. for a total consideration of $1,500,000. As of December 31, 2021, the Company will receive 10% of equity and will receive a management fee of 10% of sales of this entity.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As a result, significant volatility has occurred in both the United States and International markets. While the disruption is currently expected to be temporary, there is uncertainty around the duration. To date, the Company has experienced declining revenues, difficulty staffing interpreters, difficulty meeting debt covenants, maintaining consistent service quality with reduced revenue, and a loss of customers. Management expects this matter to continue to impact our business, results of operations, and financial position, but the ultimate financial impact of the pandemic on the Company’s business, results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

Year Ended December 31, 2021, as compared to Year Ended December 31, 2020

	Year Ended December 31,		Favorable
	2021	2020	(Unfavorable)%

Revenue	$-	$-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	976,386	668,418	(307,968)	(46.1)%

Loss from operations	(976,386)	(668,418)	(307,968)	(46.1)%

Other expense	(128,433)	(480,410)	351,977	73.3%

Net loss	$(1,104,819)	$(1,148,828)	$44,009	3.8%

Revenue

Revenue from operations for the fiscal years ended December 31, 2021, and 2020, was $0. The Company has not yet generated any income.

Operating expenses - General and Administrative

General and administrative expenses for the fiscal year ended December 31, 2021, were $969,993, an increase of $308,436, or 46.6%, from $661,557 during the fiscal year ended December 31, 2020. The most significant changes include an increase of $251,000 in consulting fees mainly related to shares of the Company’s common stock issued as consulting fees, an increase in accounting fees by approximately $176,000, offset by a decrease in legal and professional fees of approximately $124,000, a decrease in rent expense by approximately $42,000.

Depreciation

Depreciation expense for the fiscal years ended December 31, 2021, and 2020, was $6,393 and $6,861, respectively. The decrease comes from an asset which became fully depreciated in 2021.

Other Income/Expense

During the fiscal year ended December 31, 2021, the Company has total other expense of $128,433, consisting of $200,318 in loss from the Company’s equity method investment, offset by a $77,360 gain on debt settlement/extinguishment.

During the fiscal year ended December 31, 2020, the Company has total other expense of $480,410, consisting of $53,821 in interest expense, $388,099 in loss from the Company’s equity method investment, $25,000 gain from debt settlement, and $63,490 of liquidated damages on litigations settlement.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $1,104,819 for the fiscal year ended December 31, 2021, as compared to a net loss of $1,148,828 for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, the Company had a working capital deficit of $3,065,044, and $0 in cash. As of December 31, 2021, the Company’s current liabilities mainly included $715,546 in accounts payable and accrued liabilities, $615,000 in settlement payable, $6,771 in accrued interest payable, $886,918 in related party notes payable, $19,838 in other notes payable, $169,000 in advances on agreements and $105,523 in contingent liabilities. The Company has funded its operations since inception primarily through the issuance of its equity securities in private placements to third parties and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of consultants, management services and professional fees. Management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments the Company anticipates prosecuting for its business proposition both in the near and intermediate terms. The Company will continue to rely on financing provided under notes from related and third- party sources, as well as sale of shares of its common stock in private placements, and sale of equity interest from existing dispensaries to fund its expected cash requirements.

We intend to continue raising additional capital through related party loans and future sale of equity interest. There can be no assurance that these funds will be available on terms acceptable to us, if at all, or will be sufficient to enable us to fully complete our development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead and operations, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Our consolidated financial statements included elsewhere in this Annual Report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $15,672,308, and had a net loss of $1,104,819 and utilized net cash of $53,125 in operating activities as of and for the year ended December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal years ended December 31, 2021, and 2020, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included elsewhere in this Annual Report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash Flows Used In Operating Activities

Operating Activities

During the fiscal year ended December 31, 2021, we used $53,125 of cash in operating activities, primarily as a result of our net loss of $1,104,819, $77,360 in gain from debt extinguishment, offset by $340,000 in stock-based compensation, depreciation expense of $6,393, and a loss from the Company’s equity method investment of $200,318.

Operating assets and liabilities increased by $582,343 primarily due to an increase in due to affiliates of $439,391, and an increase in accounts payable of $120,977, an increase in contingent liabilities of $5,475 and an increase in accounts payable related party of $16,500.

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

Investing Activities

During the fiscal years ended December 31, 2021, and 2020, we had no cash flows from investing activities.

Financing Activities

During the fiscal year ended December 31, 2021, we received $53,125 in cash from financing activities, primarily from the proceeds of related party notes payable of $58,075, and issuance of common stock for cash of $284,000, offset by $288,950 of repayments of notes payable to related parties.

During the fiscal year ended December 31, 2020, we received $551,824 in cash from financing activities, primarily from the proceeds of related party notes payable. During the fiscal year ended December 31, 2020, the Company repaid $8,200 of related party notes payable.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, assessment of legal accruals, the fair value of our stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Stock-based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. As of the fiscal year ended December 31, 2021, and 2020, there were no outstanding warrants or options.

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2021, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Pineapple, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pineapple, Inc. as of December 31, 2021, and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Pineapple, Inc. as of December 31, 2021, and 2020 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the entity has suffered recurring losses from operations and net operating cash outflows during the year ended December 31, 2021, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Completeness of litigation and claims accruals

As disclosed in Note 13 to the consolidated financial statements, the Company is involved in various legal proceedings. The Company assesses the need to make a provision or to disclose a contingent liability on a case-by-case basis considering the underlying facts of each litigation. The eventual outcome of the litigations is uncertain and estimation at the balance sheet date involves extensive judgement of management including input from legal counsel due to the complexity of each litigation.

Adverse outcomes could significantly impact the Company’s reported operations and balance sheet position. Considering the judgement involved in determining the need to make a provision or disclose litigation, the matter is considered a Critical Audit Matter.

Our audit procedures included, among others, obtaining a list of litigation Company’s management and legal counsel, identifying material litigations from the aforementioned list and performing inquiries with the said counsel, obtaining and reading the underlying documents to assess the assumptions used by management in arriving at the conclusions; circulating, obtaining, and reading legal confirmations from the Company’s external legal counsels in respect of material litigations and considered that in our assessment; and verifying the disclosures related to provisions and contingent liabilities in the financial statements to assess consistency with underlying documents.

Valuation of Equity Investment

As reflected in the Company’s consolidated financial statements, at December 31, 2021, the Company’s equity investment balance is $9,288,298. As discussed in Note 2, the Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Auditing management’s impairment tests of the equity investment was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the investment. In particular, the fair value estimate of the investment was sensitive to changes in significant assumptions such as revenue growth rates, operating margins, estimated spend on capital expenditures and valuation of assets. These assumptions are affected by expected future market or economic conditions, including the impact of COVID-19.

To test the fair values of the equity investment, our audit procedures included assessing methodologies and testing the significant assumptions and underlying data used by the Company. This included forecasted revenue including the launch of new retail locations, industry performance and the regulatory environment. We also assessed the significant assumptions used in the Company’s estimation of the value of the licenses including the review of comparable licenses that have sold and are pending sale on the market. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the equity investment resulting from changes in the assumptions.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2021.

Lakewood, CO

May 6, 2022

Pineapple, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2021	2020
Assets
Current Assets:
Cash	$-	$-
Total Current Assets	-	-

Property and equipment (net of depreciation)	8,524	14,917

Other Assets:
Equity method investment	9,288,298	9,488,616
Deposit on stock purchase agreement – related party	100,000	-
Total Other Assets	9,388,298	9,488,616
Total Assets	$9,396,822	$9,503,533

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$715,546	$869,911
Accounts payable – Related party	16,500	-
Settlement payable related party	615,000	615,000
Accrued interest payable related party	-	45,637
Accrued interest payable other	6,771	6,771
Due to affiliates	529,948	90,556
Notes payable, related party	886,918	857,175
Notes payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	105,523	100,048
Total Current Liabilities	3,065,044	2,773,936
Total Liabilities	3,065,044	2,773,936

Commitments and contingencies (note 13)

Stockholders’ Equity:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 91,163,569 and 88,461,200 shares issued and outstanding, respectively	9	8
Additional paid-in-capital	22,004,077	21,297,078
Accumulated deficit	(15,672,308)	(14,567,489)
Total Stockholders’ Equity	6,331,778	6,729,597
Total Liabilities and Stockholders’ Equity	$9,396,822	$9,503,533

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2021	2020
Revenue	$-	$-

Operating Expenses
General and administrative	969,993	661,557
Depreciation	6,393	6,861
Total Operating Expenses	976,386	668,418

Operating loss	(976,386)	(668,418)

Other (Income) Expense
Interest expense	-	53,821
Gain on settlement of debt	(77,360)	(25,000)
Other expense	5,475	63,490
Loss from equity method investment	200,318	388,099
Total Other Expense	128,433	480,410

Loss from operations before taxes	(1,104,819)	(1,148,828)

Provision for income taxes	-	-

Net Loss	$(1,104,819)	$(1,148,828)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares – Basic and Diluted	89,138,014	64,731,914

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021, and 2020.

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2020	76,890,925	$7	$14,139,607	$(13,418,661)	$720,953
Common stock issued for service	490,000	-	80,800	-	80,800
Issuance of common shares for equity method investment	10,000,000	1	5,499,999	-	5,500,000
Common stock issued for settlement of debt and payables	1,080,275	-	1,546,223	-	1,546,223
Settlement of debt with related party	-	-	30,449	-	30,449
Net loss	-	-	-	(1,148,828)	(1,148,828)
Balance as of December 31, 2020	88,461,200	$8	$21,297,078	$(14,567,489)	$6,729,597

Balance as of January 1, 2021	88,461,200	$8	$21,297,078	$(14,567,489)	$6,729,597
Common stock issued for service	1,570,000	-	340,000	-	340,000
Common stock issued for cash	2,630,000	1	283,999	-	284,000
Cancellation of common stock pursuant to arbitration agreement	(1,829,631)	-	-	-	-
Common stock issued against earned compensation	132,000	-	33,000	-	33,000
Common stock issued against related party debt	200,000	-	50,000	-	50,000
Net loss	-	-	-	(1,104,819)	(1,104,819)
Balance as of December 31, 2021	91,163,569	$9	$22,004,077	$(15,672,308)	$6,331,778

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,104,819)	$(1,148,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,393	6,861
Gain on debt settlement/extinguishment	(77,360)	-
Non-cash settlement penalties	-	5,851
Amortization right-of-use asset	-	40,775
Repayment of lease obligations	-	(41,142)
Loss from equity method investment	200,318	388,099
Stock-based compensation	340,000	66,303
Changes in operating assets and liabilities:
Security deposit	-	7,944
Accounts payable and accrued liabilities	120,977	25,888
Accounts payable related party	16,500	-
Contingent liabilities	5,475	-
Accrued interest payable	-	53,117
Due to affiliates	439,391	51,508

Net cash used in operating activities	(53,125)	(543,624)

Cash Flows from Financing Activities
Proceeds from related party notes payable	58,075	551,824
Repayments of related party notes payable	(288,950)	(8,200)
Common stock issued for cash	284,000	-

Net cash provided by financing activities	53,125	543,624

Net change in cash	-	-

Cash, beginning of year	-

Cash, end of year	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31,

	2021	2020
Supplemental Disclosures of Cash Flow Information

Cash paid for interest:	$-	$-
Cash paid for taxes:	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Deposit on stock purchase agreement	$100,000	$-
Common stock issued to settle payable	$33,000	$-
Related party debt issued for relief of accounts payable	$218,734	$-
Common stock issued as settlement of related party debt	$50,000	$-
Gain on settlement of related party note payable	$-	$2,944
Settlement of debt for intangible property	$-	1,000,000
Equity method investment exchanged for forgiveness of related party note payable	$-	$1,062,000
Common stock issued from prior year settlements	$-	$440,200
Common stock issued for prior year equity method investment	$-	$5,500,000
Common stock issued for debt extinguishment	$-	$120,000

The accompanying notes are an integral part of the consolidated financial statements.

Pineapple, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2021, and 2020

Note 1 – Description of Business

Pineapple, Inc. (“Pineapple” or the “Company”) was originally formed in the State of Nevada under the name Global Resources, Ltd. on August 3, 1983. On April 12, 1999, the Company changed its name to “Helixphere Technologies Inc.”. On September 19, 2013, the Company changed its name to “New China Global Inc.”

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

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with Pineapple Ventures, Inc. (“PVI”) and the stockholders of PVI (the “PVI Stockholders”) in which the Company acquired a total of 50% of the outstanding shares of PVI, in consideration for 2,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s Common Stock, par value $0.0000001 (the “Common Stock”), in an amount equal to ten (10) shares of Common Stock for each one share of Series A Convertible Preferred Stock. The PVI Stockholders elected to immediately convert the 2,000,000 shares of Series A Convertible Preferred Stock into 20,000,000 shares of common stock upon issuance. As a result of the investment in PVI, the Company now has a portfolio asset with which it has entered the cannabis retail. cultivation, production and distribution sector throughout California. PVI has several leased properties that have been developed to provide these cannabis-related services. PVI, through its affiliates, have obtained 19 cannabis-related licenses throughout Southern California, 12 of which are still partially owned and managed by PVI. PVI has executed management contracts for 10% revenue sharing with four entities in which it was a founding member and holds equity: (CGI (20%), UHC (20%), PXI (10%), and PXI II (49%)) of which only one (UHC) generated revenue during 2021.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of December 31, 2021, and December 31, 2020, the Company has 45.17% and 50% ownership interest, respectively, in PVI.

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

ln addition to having stakes in the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20th, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units to PVI for use in retail storefronts and delivery vehicles as well as to sell the Top Shelf SDS technology to other cannabis retail companies. The Company anticipates beginning sales of the Top Shelf SDS system in the third quarter of 2022.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, accounts payable and accrued expenses, notes payable and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2021, and 2020, the Company had no cash balances in excess of FDIC insured limits.

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

Investments – Equity Method

The Company accounts for its equity-method investment at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2021, and 2020, the Company believes the carrying value of its equity-method investments were recoverable in all material respects.

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

At December 31, 2021, and 2020, the Company had no options or warrants outstanding and no shares issuable for conversion of notes payable.

Stock-based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Reclassification

Certain reclassifications have been made to prior year’s data to confirm to the current year’s presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ deficit.

Recently Adopted and Pending Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company is still evaluating the effect the adoption will have on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $15,672,308 at December 31, 2021, and incurred a net loss of $1,104,819 and utilized net cash of $53,125 in operating activities during the year ended December 31, 2021. The Company has not generated any revenues and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short-term through addition of demand loans and, once the up listing to a higher exchange is completed, through private placements to sell shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the year ended December 31, 2021, the Company raised $23,075 in cash proceeds from the issuance of related party notes and $284,000 in common stock issued for cash

If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, scale back its current business plan or curtail operations or sale equity interest from its interest in dispensaries until sufficient additional capital is raised to support further operations.

The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity and/or convertible debt financing.

Note 4 – Deposit on stock purchase agreement – related party

On August 7, 2021, the Company entered into a Stock Purchase Agreement (the “CGI Agreement”) with Capital Growth Investments, Inc., a California corporation (“CGI”) and PVI, the Company’s equity-method investee. Pursuant to the Agreement, the Company can acquire up to 50,000 shares of CGI (the “Shares”), which comprise 50% of its issued and outstanding capital stock, from PVI for an aggregate purchase price of $1,000,000. As of December 31, 2021, $100,000 was paid by the Company, which was recorded and presented in Deposit – Stock purchase agreement related party in the Company’s consolidated balance sheets as of December 31, 2021. No shares of CGI will be issued until the full purchase price is paid.

Within 60 days of execution of the Agreement, the remaining balance of $900,000 was to be paid in exchange for the full 50% of the Shares of the Company. Contemporaneously with the execution of the CGI Agreement, the parties entered into a Shareholder Agreement with CGI (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, the Company was granted certain anti-dilution rights, as well certain monthly distributions of net cash from the operations of CGI, along with other voting and indemnification rights. Pursuant to an Amendment to Stock Purchase Agreement, dated November 26, 2021, the Company, CGI and PVI have acknowledged that the Purchase Price, which shall be paid by Buyer in installments of $100,000 as a refundable deposit, has been received. The remaining balance of $900,000 was to be paid in exchange for the entirety of the Shares on or before March 31, 2022. Should the Buyer be unable to fund the balance of $900,000 by March 31, 2022, the transaction shall be cancelled and the refundable deposit of $100,000 shall be returned to the Company. In March of 2022, the parties mutually agreed to extend the closing date to June 30, 2022 (see note 15).

Note 5 – Property and Equipment

Property and equipment as of December 31, 2021, and 2020 is summarized as follows:

	2021	2020
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,231
Subtotal	55,473	55,473
Less accumulated depreciation	(46,949)	(40,556)
Property and equipment, net	$8,524	$14,917

Depreciation expense for fiscal years ended December 31, 2021, and 2020, was $6,393 and $6,861, respectively.

Note 6 – Equity Method Investment

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company sold to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2020, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega were reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to properly reflect the value of the Company’s stock at the time of the initial agreement. As of December 31, 2021, and December 31, 2020, the Company had 45.17% ownership interest in PVI.

The following represents summarized financial information of PVI for the year ended December 31, 2021, and 2020:

Income statement	2021	2020
Revenue	$147,059	$620,337
Cost of goods sold	1,325	2,565
Gross margin	145,734	617,772
Operating expenses	(2,889,211)	(1,471,271)
Gain on dispensary equity sale	2,300,000	-
Net loss	$(443,477)	(853,499)

Balance sheet
Current assets	$1,550,602	$77,402
Non-current assets	$673,880	$163,109
Current liabilities	$2,011,445	$1,280,251
Non-Current liabilities	$1,690,783	$1,280,251

The Company has recorded a loss from equity investment of $200,318 for the year ended December 31, 2021, which has reduced the carrying value of the investment as of December 31, 2021, to $9,288,298 based on its 45.17% equity investment.

The Company has recorded a loss from equity investment of $388,099 for the year ended December 31, 2020, which has reduced the carrying value of the investment as of December 31, 2020, to $9,488,616, based on its 45.17% equity investment.

Note 7 – Leases.

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

In accordance with ASC 842, Leases, the depreciation for the Company’s operating lease right-of-use assets are recorded in periodic lease expense within the Company’s general and administrative expenses in the consolidated statements of operations. The periodic lease expense recorded during the year ended December 31, 2021, and 2020 was $0 and $42,489, respectively.

Total lease payments for the year ended December 31, 2021, and 2020 were $0 and $42,856, respectively. Total amortization of the operating lease right-of-use asset for the year ended December 31, 2021, and 2020, was $0 and $40,775, respectively.

Upon expiration of the lease term in June 2020, the Company’s security deposit was applied towards the final rent payment and the lease reverted to a month-to-month basis until PVI entered into a new lease for the property in August 2020. The Company has agreed to pay a rent allocation to PVI of $1,000 per month. The Company has incurred $12,000 of rent expense during the fiscal year ended December 31, 2021.

Note 8 – Notes Payable, Related Party

Notes payable, related party, are comprised of the following as of December 31, 2021, and December 31, 2020:

Noteholder	Due	Interest Rate	Secured	2021	2020
Sky Island, Inc.	Demand	0%	No	$-	$8,015
Eric Kennedy	Demand	0%	No	30,000	30,000
Rob Novinger	Demand	0%	No	30,851	30,851
Neu-Ventures, Inc.	Demand	0%	No	826,067	788,309
Total				$886,918	$857,175

Sky Island, Inc. (The owner is the largest shareholder of the Company)

Since January 1, 2020, to December 31, 2021, the Company decreased the Sky Island promissory notes from a beginning balance of $1,757,124 to a closing balance of $0. In January 2020, the Company entered into an agreement to reduce the outstanding loan by $1,062,000, first applied to accrued interest of $312,891, in exchange for ownership in the Company’s equity method investment (See Note 5).

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

During the year ended December 31, 2021, the Company entered into an agreement with Jaime Ortega to fully extinguished the remaining principal of $8,015 and accrued interest of $45,637, which resulted in the recognition of a $53,652 gain on debt extinguishment.

The promissory note transactions were deemed a related party transaction because Jaime Ortega, Owner, Chief Operating Officer, and Director of Sky Island, Inc., was a founding shareholder of the Company. Mr. Ortega has an aggregate ownership of 48.2% and 49.6% of the issued and outstanding common stock of the Company as of December 31, 2021, and 2020, respectively.

Eric Kennedy (former director)

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

The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2020. The Company did not make any payment during the year ended December 31, 2021. The balance of the former related party notes payable is $30,000 as of December 31, 2021, and December 30, 2020.

Rob Novinger

During the fiscal year ended December 31, 2020, the Company increased the balance by $5,851 to reflect the settlement payable owed to Novinger, leaving a balance of $30,851 as of December 31, 2020. There was no activity during the year ended December 31, 2021. The balance of the related party note payable is $30,851 as of December 31, 2021, and December 31, 2020.

Neu-Ventures, Inc. (The owner is the largest shareholder of the Company)

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. These advances are due on demand and do not incur interest.

Advances from Neu-Ventures between January 2021 and December 2021 totaled $23,075, offset by $253,950 cash repayments. Neu-Ventures also paid $110,437 of corporate expenses on behalf of the Company and paid $108,197 of consulting fees owed to the Company’s executive officers during the year ended December 31, 2021. The Company also issued 200,000 shares of the Company’s common stock against a payable owed by Neu-Ventures, Inc. The fair value of the shares issued were applied against the Company’s debt towards Neu-Ventures, Inc.

Neu-Ventures also paid $100,000 on behalf of the Company pursuant to the stock purchase agreement entered into on August 7, 2021, to acquire up to 50,000 shares of Capital Growth Investments, Inc. Such payment is reported under Deposit on stock purchase agreement – related party in the Company’s consolidated Balance sheet as of December 31, 2021.

Advances from Neu-Ventures between January and December 2020 totaled $592,028, offset by common shares issued for debt extinguishment with a value of $120,000 and a $9,000 repayment.

The amount payable to Neu Ventures totaled $826,067 and $788,309 as of December 31, 2021, and 2020, respectively.

Accrued interest – Sky Island, Inc.

Accrued interest payable on the Sky Island promissory notes as of December 31, 2021, and 2020 was $0 and $45,637, respectively. Interest expense of $0 and $53,821 was recorded for the years ended December 31, 2021, and 2020, respectively. There was no interest paid on notes payable related party, during the years ended December 31, 2021, or 2020.

During the year ended December 31, 2021, the Company entered into an agreement with Jaime Ortega to fully extinguished the remaining accrued interest of $45,637.

Note 9 – Notes Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of December 31, 2021, and 2020, is $27,313, which includes principal of $19,838 and $7,475 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, the Company’s Executive Financial Officer and a director. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest. There has been no activity during the year ended December 31, 2021.

Note 10 – Settlement Payable

At December 31, 2021, and December 31, 2020, advances on agreements balance consist of the following:

Noteholder	2021	2020
Investor Three	$615,000	$615,000
Settlement Payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018. There has been no activity during the years ended December 31, 2021, and 2020. This balance remains outstanding at December 31, 2021, and 2020. This balance is classified as settlement payable – related party on the Company’s consolidated balance sheets as of December 31, 2021.

Note 11 – Advances on Agreements

At December 31, 2021, and December 31, 2020, advances on agreements balance consist of the following:

Noteholder	2021	2020
Investor One and Investor Two	$169,000	$169,000

Advances on Agreements	$169,000	$169,000

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019, until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. There was no activity during the years ended December 31, 2021, and December 31, 2020.

Note 12 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of December 31, 2021, there were no shares of preferred stock issued and outstanding, and 91,163,569 shares of common stock issued and outstanding.

During the fiscal year ended December 31, 2021, the Company sold 2,630,000 shares of common stock for total cash consideration of $284,000 pursuant to private offering.

During the fiscal year ended December 31, 2021, the Company issued 1,570,000 shares for services to the Company’s directors, consultants and to the Company’s officers for total fair value of $340,000.

During the fiscal year ended December 31, 2021, the Company issued 132,000 shares to a Company’s director with fair value of $33,000 as settlement of past payable.

During the fiscal year ended December 31, 2021, the Company cancelled 1,829,631 shares of common stock pursuant to a settlement agreement (Note 13).

During the fiscal year ended December 31, 2021, the Company issued 200,000 shares of common stock as settlement of a related party (Neu Venture, Inc.) debt. The fair value of these shares totaled $50,000, which was offset against the note payable due to Neu-Venture, Inc. (Note 7).

During the years ended December 31, 2020, the Company issued 1,490,000 shares, respectively, for services valued at $80,800.

During the year ended December 31, 2020, the Company issued 555,275 shares of its common stock in exchange for debt settlements valued at $440,220.

During the year ended December 31, 2020, the Company issued 525,000 shares of common stock in exchange for $120,000 of related party note payable extinguishment.

During the year ended December 31, 2019, the Company issued 10,000,000 shares of common stock for total amount of $5,500,000 in exchange for a 50% equity investment in PVI, with another 10,000,000 shares of common stock issued during the year ended December 31, 2020.

During the fiscal year ended December 31, 2021, the Company has not granted any stock options nor warrants.

Note 13 – Commitments and Contingencies

From time to time, the Company is party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity, or results of operations in any future reporting periods. The following is a list of current litigation:

Salem, et al. v. Pineapple Express, Inc., et al.

JAMS Arbitration Reference Number: 1210035565 was filed July 13, 2018. This matter arises from a certain Agreement and Plan of Merger and Reorganization dated February 12, 2016. Claimants sought forfeiture of certain IP rights, more specifically, Registered Mark “THC” standard character mark (U.S. Trademark Reg. No. 1954405 registered on February 6, 1996) and Domain Name www.thc.com, together with proceeds Respondents have received from any royalty or licensing payments relating to the IP rights from the date of Forfeiture, as well as costs for reasonable attorneys’ fees. Arbitration was conducted on July 17-19, 2019. The arbitrator issued an award on December 23, 2019, upholding the Claimants’ exercise of the put option as discussed in Note 10 and the transfer of the IP rights. Claimants/Plaintiffs then filed a Petition to Confirm Arbitration Award and Respondents/Defendants filed a Petition to Vacate Arbitration Award in the matter entitled, Pineapple Express, Inc., et al. v. Salem, et al., bearing Los Angeles Superior Court Case Number SC129690. Both Petitions were heard on October 8, 2020, and Claimants/Plaintiffs’ Petition to Confirm Arbitration Award was granted. Pineapple Express, Inc. filed a Notice of Appeal on the same date, which is currently pending briefing schedule. Based on the pending award, the Company has accrued the $1,000,000 put option exercise amount and recorded a $1,000,000 stock subscription receivable. On April 8, 2021, the parties executed a settlement agreement and mutual general release, under which the Company dismissed the appeal. The Company represented that it has relinquished any claim, title and/or interest with respect to the IP, that it has not assigned any such claim, title, rights and/or interest with respect to the IP, and that it has not encumbered the IP. The Company settled the arbitration award for $100,000. The Company reported such settlement amount in accounts payable as of December 31, 2020. Salem agreed to cancel an aggregate of 1,829,631 shares of the Company’s common stock, retaining 400,000 shares of the Company’s common stock. Based on the settlement agreement, the Company derecognized the $1,000,000 put option exercise amount along with the $1,000,000 stock subscription receivable as of December 31, 2021, and 2020.This litigation is fully settled as of December 31, 2021.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of December 31, 2021, and 2020. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of December 31, 2021, and 2020, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of December 31, 2021, and 2020.

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

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of December 31, 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of December 31, 2021, and 2020, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at December 31, 2021, and 2020.

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

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes arising from temporary differences that are related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions as of December 31, 2021, and 2020.

No federal tax provision has been provided for the years ended December 31, 2021, and 2020, due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2021, and 2020.

The reconciliation of the federal statutory rate to the effective tax rate is as follows as of December 31, 2021, and 2020:

	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State tax, net of federal tax benefit	7.0%	6.6%
Related party interest	-%	(1.0)%
Change in valuation allowance	(28.0)%	(26.6)%
Other	0.0%	0.0%
Total deferred tax assets	0.0%	0.0%

The principal components of deferred tax assets and liabilities are as follows as of December 31, 2021, and 2020:

	2021	2020
Net operating loss carryforwards	$1,868,691	$1,654,858
Stock-based compensation	800,552	705,408
Accruals and reserves	1,494,837	1,494,837
Other	17,867	17,867
Fixed assets	2,185	2,185
Total deferred tax assets	4,184,132	3,875,155
Valuation allowance	(4,184,132)	(3,875,155)
Net deferred tax assets	$-	$-

At December 31, 2021, and 2020, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $6,973,000 and $6,209,000, respectively, and for state income tax purposes of approximately $5,789,000 and $5,025,000, respectively, which expire beginning in 2036.

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

Note 15 – Subsequent Events

Subsequent to December 31, 2021, the Company paid PVI, its equity method investee, an additional $95,000 towards the purchase of 50% of Capital Growth Investments, Inc. As of the Report date, the amount on deposit towards the purchase price is $195,000. The remaining balance of $805,000 was initially to be paid in exchange for all of the 50% Shares on or before March 31, 2022. In March 2022, all parties agreed to extend the closing to June 30, 2022. Should the Company be unable to fund the balance of $805,000 by June 30, 2022, the transaction will be cancelled, and all deposits would be returned to the Company.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2021, the Company carried out an evaluation (the “Evaluation”), under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, because of the material weaknesses in internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting below.

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

The Company’s management, with the participation of its CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, the end of its fiscal year. The Company’s management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and its overall control environment.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021, due to material weaknesses that existed in its internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in the Company’s internal control over financial reporting continued to exist at December 31, 2021:

●	The Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting functions, which results in lack of sufficient segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	The Company does not have an independent audit committee of its board of directors; and

●	Insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

To remediate the Company’s internal control weaknesses, management intends to implement the following measures, as corporate finances allow:

● Adding sufficient accounting personnel or outside consultants to properly segregate duties and to affect a timely, accurate preparation of the financial statements once the Company is able to secure additional financing and operations reach specific level to allow

● Developing and maintaining adequate written accounting policies and procedures once additional accounting personnel or outside consultants are engaged.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages, present principal occupations or employment, and material occupations, positions, offices or employments for the past two years of current directors and executive officers as of December 31, 2021.

Name	Age	Position
Shawn Credle	41	Chief Executive Officer
Joshua Eisenberg	35	Chief Operating Officer
Matthew Feinstein	53	Chief Financial Officer, Director
Dr. Randy Hurwitz	71	Director
Katherine Hill*	35	Director

*On May 31, 2021, Katherine Hill was appointed as a Director of the Company.

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

ITEM 11. Executive Compensation

Our named executive officers, consisting of our principal executive officers as of the fiscal years ended December 31, 2021, and December 31, 2020 (the “Named Executive Officers”) were:

●	Matthew Feinstein, Chief Financial Officer, Chairman, Secretary, and a director.
●	Shawn Credle, Chief Executive Officer, and a director.
●	Joshua Eisenberg, Chief Operating Officer.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2021, and 2020, compensation awarded/accrued or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Feinstein,
Chief Financial Officer, Secretary, Chairman of the Board and Director	2021	$108,000	-	-	-	-	-	-	$108,000

Matthew Feinstein,
Chief Financial Officer, Secretary, Chairman of the Board and Director	2020	$108,000	-	-		--	-	-	$108,000

Shawn Credle, Chief Executive Officer and Director	2021	$48,000	-	125,000	-	-	-	-	$173,000

Shawn Credle, Chief Executive Officer and Director	2020	$48,000	-		--	-	-	-	$48,000

Joshua Eisenberg, Chief Operating Officer	2021	$48,000	-	50,000-	-	-	-	-	$98,000

Joshua Eisenberg, Chief Operating Officer	2020	$48,000	-	-	-	-	-	-	$48,000

Named Executive Officer and Other Officer Consulting Agreements and Arrangements

Matthew Feinstein

For the fiscal years ended December 31, 2021, and 2020, Matthew Feinstein received $27,000 per quarter or $108,000 per year. $3,000 of this quarterly compensation is paid through PVI, the Company’s equity-method investee and $3,600 of this quarterly compensation is paid directly to his landlord.

Shawn Credle

For the fiscal years ended December 31, 2021, and 2020, Shawn Credle receives $48,000 per year as the Company’s Chief Executive Officer. He was awarded 500,000 shares of the Company’s common stock at signing. He also receives compensation from PVI, the Company’s equity-method investee.

During the year ended December 31, 2021, the Company issued 500,000 shares of the Company’s common stock as bonus for a total fair value of $125,000.

Joshua Eisenberg

For the fiscal years ended December 31, 2021, and 2020, Joshua Eisenberg receives $48,000 per year as Chief Operation Officer. He also receives compensation from PVI, the Company’s equity-method investee. During the year ended December 31, 2021, the Company issued 200,000 shares of the Company’s common stock as bonus for a total fair value of $50,000.

Outstanding Equity Awards at Fiscal Year End

As of the fiscal year ended December 31, 2021, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Director Compensation for Fiscal Year Ended December 31, 2021

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Randy Hurwitz (2)(3)	$18,000	40,500	-	-	-	-	$58,500
Shawn Credle (1)	-	-	-	-	-	-	-
Katie Hill (4)	$6,000	$4,000	-	-	-	-	$10,000
Matthew Feinstein (1)	-	-	-	-	-	-	-

(1)	Directors do not receive any additional compensation for their services on our Board of Directors.
(2)	Dr Randy Hurwitz was issued 192,000 shares of the Company’s common stock valued at $40,500.
(3)	Pursuant to his director agreement, Dr Randy Hurwitz is entitled to $1,500 per month or $18,000 per year.
(4)	During the year ended December 31, 2021, Katie Hill was issued 40,000 shares of the Company’s common stock valued at $4,000. The Company also pays Hills $1,000 per month for her service as Director or $12,000 per year

Director – Randy Hurwitz

The Company incurred $18,000 of director fees during the year ended December 31, 2021. During the year ended December 31, 2021, the Company issued 192,000 restricted shares of the Company’s common stock for services pursuant to director agreement for a total fair value of $40,500.

Randy Hurwitz received $1,500 per month or $4,500 per quarter. The Company paid $3,000 in cash and accrued $15,000 in the fiscal year ended December 31, 2020. During the year ended December 31, 2020, the Company also granted 100,000 shares of the Company’s common stock for services with a fair value of $10,824.

Director – Katie Hill

Since May 31, 2021, the Company incurred $6,000 of director fees. During the year ended December 31, 2021, the Company issued 40,000 restricted shares of the Company’s common stock for services pursuant to director agreement for a total fair value of $4,000.

Former Director – Eric Kennedy

During the fiscal year ended December 31, 2020, the Company paid $22,500 to Eric Kennedy. On April 2, 2020, Eric Kennedy resigned as a Director of the Company. The Company agreed to settle with Eric Kennedy for 150,000 shares of the Company’s common stock to cover stock issuances with a fair value of $30,000 and cash owed to him up until his resignation. No fees or shares were issued to Eric Kennedy during the year ended December 31, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of May 4, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated on the basis of 91,163,569 shares of Common Stock of the Company, issued and outstanding as of May 4, 2022, together with such number of shares of Series A Convertible Preferred Stock which may be converted into Common Stock as of the date hereof or within 60 days thereafter, representing an aggregate of 91,163,569 shares of Common Stock. No shares of Series A convertible preferred stock have been issued as of May 4, 2022. The Company does not have any outstanding options, warrants, or other securities exercisable for or convertible into shares of its Common Stock.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership		Percentage of Class
5% or Greater Stockholders

Jaime Ortega	43,914,000	(1)	48.2%
Anna Mikhaylova	7,273,000		8.0%

Directors and Executive Officers

Shawn Credle	1,000,000		1.1%
Joshua Eisenberg	5,200,000		5.7%
Matthew Feinstein	7,100,000		7.8%
Dr. Randy Hurwitz	992,000		1.1%
Gianmarco Rullo	1,000,000		1.1%
Katherine Hill	40,000		*
All current directors and executive officers as a group (6 persons)	15,332,000		16.8%

* Represents beneficial ownership of less than one percent.

(1) 30,790,000 shares of the Company’s Common Stock owned by Mr. Ortega are subject to an irrevocable proxy granted by Mr. Ortega to Matthew Feinstein, the Company’s Chief Financial Officer, and a director.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended December 31, 2021, and 2020, the Company did not have any equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party	Relationship	Note	Date	Description
Sky Island, Inc.	Common ownership; wholly owned entity by majority shareholder Jaime Ortega	See Note 7	Since 2015 through 2021

Since January 1, 2020, to December 31, 2021, the Company decreased the Sky Island promissory notes from a beginning balance of $1,757,124 to a closing balance of $0. The Company entered into an Asset Purchase and Sale Agreement on September 4, 2019 (the “APA”) followed by a Letter Agreement on March 2, 2020, and closing on April 20, 2020, where the Company sold the domain “THC.com”, the trademarks bearing the “THC” name, and the URL “pineappleexpress.com” to Mr. Ortega in exchange for the cancellation of $1,000,000 of Sky Island notes payable.

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

During the year ended December 31, 2021, Jaime Ortega and the Company executed a settlement agreement, which waived the remaining $8,015 principal and the $45,637 accrued interest resulting in a $53,652 gain on debt extinguishment.

Neu-Ventures, Inc.	Common ownership; wholly owned entity by majority shareholder Jaime Ortega	See Note 7	2019 through 2021

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. Advances from Neu-Ventures for the years ended December 31, 2020, totaled $552,028. The Company issued 525,000 common shares for extinguishment with a value of $120,000. The Company made a $9,000 cash payment during the year ended December 31, 2020. Neu Ventures Inc. paid $40,000 litigation settlement on behalf of the Company. These advances are due on demand and do not incur interest.

Advances from Neu-Ventures between January 2021 and December 2021 totaled $23,075, offset by $253,950 cash payments. Neu-Ventures also paid $110,437 of corporate expenses on behalf of the Company during the year ended December 31, 2021, Neu-Ventures also paid $108,197 of earned consulting fees owed to executive officers. The Company also issued 200,000 shares of common stock against the balance owed to Neu-Ventures as these shares were issued as settlement of Neu Ventures separate debt. Neu-Ventures also paid $100,000 on behalf of the Company pursuant to the stock purchase agreement entered into on August 7, 2021, to acquire up to 50,000 shares of Capital Growth Investments, Inc. Such payment is reported under Deposit on stock purchase agreement – related party in the Company’s consolidated Balance sheets as of December 31, 2021.

The balance of these Advances totaled $826,067 and $788,308 as of December 31, 2021, and 2020, respectively.

Pineapple Ventures Inc.	Common ownership	See Note 2 and Note 5	Since 2018 through 2021

Consulting Income for Marketing, Website Development, etc. ($0 in 2021; $0 in 2020).

In November 2018, the Company entered into a Consulting Services Agreement with Pineapple Ventures Inc. (“PVI”) to create a marketing campaign, create influencer relationships, and consult on website and app design and 3rd party vendors in exchange for $5,000 per month beginning in November 2018. The agreement term is for 1 year, reverting to a month-to-month term thereafter. A total of $10,000 was billed and recognized as revenue in 2018 for November and December consulting income. PEC billed and recognized an additional $15,000 for consulting in January – March 2019. In April 2019, the Company entered into an agreement to invest in PVI, at which point the Consulting Services Agreement with PEC was terminated. No further revenue from this agreement was recognized in 2021 and in 2020.

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

50% (subsequently reduced to 45.17%) Equity Investment Loss ($200,318 in 2021; $388,099 in 2020)

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

Based on its 45.17% equity investment, the Company has recorded a loss from equity investment of $200,318 and $388,099 for the year ended December 31, 2021, and 2020, respectively, which has reduced the carrying value of the investment as of December 31, 2021, and December 31, 2020, to $9,288,298 and $9,488,616, respectively.

Advances for Monthly Rent Payments ($0 in 2021; $22,470 in 2020).

In August 2019, PVI began advancing funds for payment of the Company’s monthly office rent. Total advances through December 31, 2019, were $42,856. Total advances through December 31, 2020, were $22,470. There were no advances through December 31, 2021, since PVI signed a new lease in June of 2020.

Matthew Feinstein	Owner; Interim Chief Financial Officer, Director	See Note 7	Since 2016 through 2021

Cash compensation for services provided ($108,000 in 2021; $108,000 in 2020)

In September 2016, the Company received a $50,000 loan from Matthew Feinstein, Director. This loan and any subsequent advances are due on demand and do not incur interest. The Company received additional advances from Mr. Feinstein during the years ended December 31, 2020, and 2018 of $696 and $3,416, respectively. During 2019, Mr. Feinstein agreed to reduce the note balance by $14,871, which has been recorded as a gain on settlement of related party debt in the consolidated statements of stockholders’ equity. During 2020, Mr. Feinstein agreed to cancel the remaining balance of $2,944, which was recorded in additional paid-in capital. During 2020, Mr. Feinstein agreed to cancel the remaining balance of accounts payable of $27,505, which was recorded in additional paid-in capital. There was no activity during the year ended December 31, 2021.

Matthew Feinstein is also a guarantor of the Company’s note payable with Kabbage, Inc.

Eric Kennedy	Owner; Former Director	See Note 7 and Note 11	2020 through 2021

Cash compensation for services provided ($0 in 2021; $22,500 in 2020).

Stock-based compensation for services provided ($0 in 2021; $30,000 in 2020).

In May 2019, the Company agreed to a settlement with Eric Kennedy, a Company’s Director, related to deferred cash compensation that had been accrued for in the Company’s accounts payable and accrued liabilities to reduce the amount to $35,000, resulting in a gain on settlement of related party payables of $36,000, which has been recorded in the consolidated statements of stockholders’ equity. Therefore, the $35,000 was reclassified to related party notes payable. The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2020. No activity during the fiscal year ended December 31, 2021, and 2020.

Shawn Credle	Owner; Chief Executive Officer	See Note 11	2020 and 2021

Cash compensation for services provided ($48,000 in 2021; $48,000 in 2020)

Stock-based compensation for services provided ($125,000 in 2021; $0 in 2020). 500,000 shares of common stock were granted for total fair value of $125,000 during 2021.

Jamie Ortega	Owner	See Note 11	2020 and 2021	$8,250,000 in Company’s shares granted for the equity investment in PVI during 2019; $2,750,000 of equity issued during 2019; $5,500,000 of equity issued during 2020. No shares issued during 2021.

Joshua Eisenberg	Owner; Chief Operating Officer	See Note 11	2020 and 2021

Cash compensation for services provided ($48,000 in 2021; $48,000 in 2020).

No equity shares issued during 2020. 200,000 shares of common stock were granted for total fair value of $50,000 during 2021.

Joy DiPalma	Owner	See Note 9	Since 2016 through 2021	Advanced $187,500 to PP in 2016, entered into a settlement agreement in February 2019. $169,000 outstanding as of December 31, 2021, and 2020. No activity during the fiscal year ended December 31, 2021, and 2020.

Hawkeye	Owner	See Note 9	Since 2015 through 2021	Initial advance of $750,000 in 2015, net of revenue share payments and penalties the balance at December 31, 2017 was $717,200. In 2018, land was transferred to Hawkeye to reduce the liability by $200,000 and a settlement amount of $615,000 was agreed upon, resulting in a loss from debt settlement of $98,700. $615,000 outstanding as of December 31, 2021, and 2020. No activity during the fiscal year ended December 31, 2021, and 2020.

Rob Novinger	Owner	See Note 7	Since 2016 through 2021	Original loan balance of $30,000, $10,000 repaid in 2017 and $5,000 more loaned in 2019. $30,851 outstanding as of December 31, 2021, and 2020. The Company increased the outstanding balance by $5,851 to reflect the settlement agreement. No activity during the fiscal year ended December 31, 2021.

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” The Company does not believe that any of the directors of the Company meet the definition of “independent” as such term is defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc.

ITEM 14. Principal Accounting Fees and Services

Our principal independent accountant for the fiscal years ended December 31, 2021, and 2020, is BF Borgers, CPA. The amount of fees billed to the Company are set forth below:

	December 31, 2021	December 31, 2020
Audit Fees	$100,650	$136,847
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

As of December 31, 2021, the Company did not have a formal documented pre-approval policy for the fees of the principal independent accountant. The Company does not have an audit committee.

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

10.20

Form of Stock Purchase Agreement by and between Pineapple Ventures, Inc., Capital Growth Investments, Inc. and Pineapple, Inc. dated August 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2021).

10.21	Amendment to Stock Purchase Agreement, dated November 24, 2021, by and among Pineapple, Inc., Capital Growth Investments, Inc. and Pineapple Ventures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 26, 2021).

21.1*	List of subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Significant Changes Caused by the Reincorporation Merger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 03, 2020).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.
#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: May 5, 2022	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

PINEAPPLE, INC.

Dated: May 5, 2022	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Feinstein	Chief Financial Officer, Chairman and Director	May 5, 2022
Matthew Feinstein

/s/ Randy Hurwitz	Director	May 5, 2022
Randy Hurwitz

/s/ Katherine Hill	Director	May 5, 2022
Katherine Hill

