Form 10-K/A
period 2021-12-31
PINEAPPLE, INC.
filed 2022-05-18
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

As of May 12, 2022, there were 91,163,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends certain portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, of Pineapple, Inc. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2022 (the “Form 10-K”). The purpose of this Amendment is to correct certain descriptive references and further clarify distinctions related to the Company’s operations and those of its equity-method investee, Pineapple Ventures, Inc. (“PVI”) contained in the Form 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly noted herein, this Amendment does not modify or update in any way the consolidated financial position, the results of operations or cash flows of the Company, nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

Unless the context requires otherwise, all references to “we,” “our,” “us” or “Pineapple” mean Pineapple, Inc., a Nevada corporation, and its consolidated subsidiaries.

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

PVI currently owns and operates

●	Initial 30% and further reduced to 20% of a state-licensed cannabis delivery service, cultivation and manufacturing in Los Angeles, CA, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions. On November 30, 2021, PVI executed a stock purchase agreement with a buyer to sell 10% of its equity interest in Universal Herbal Center, Inc (“UHC”) for $400,000, of which $200,000 was collected as of December 31, 2021, and the remaining $200,000 in the first fiscal quarter of 2022. As of December 31, 2021, PVI owns a 20% equity interest in UHC. UHC is pre-operational for manufacturing and cultivation.

●	Initial 30% and further reduced to 20% of a state-licensed retail dispensary and cannabis delivery service in Palm Springs, CA, of which construction was completed in December 2021, along with full operational management duties entitling PVI to 10% of gross revenue on all retail transactions. On November 30, 2021, PVI executed a stock purchase agreement with a buyer to sell 10% of its equity interest in Capital Growth Investments Inc. (“CGI”) for $400,000, of which $400,000 was collected as of December 31, 2021. As of December 31, 2021, PVI owns a 20% equity interest in CGI. This dispensary is still in construction as of December 31, 2021, and became operational in February 2022.

●	Initial 30% and further reduced to 10% equity plus management fee of 10% of sales of a state-licensed retail dispensary and cannabis delivery service in Hollywood, CA. This dispensary is still in construction as of December 31, 2021, and became operational in February 2022.

●	100% of PineappleWellness.com, a nationwide Hemp Cannabidiol (“CBD”) retail website.

New retail dispensaries not yet in operation in which PVI maintains an interest and will operate:

●	Management fees of 10% of a state-licensed retail dispensary and delivery in Eagle Rock, northeast of Los Angeles, CA. PVI executed a stock purchase agreement on December 30, 2021, for 49% equity in this retail dispensary for a total purchase price of $500,000. The shares were exchanged during 2021 following the payment of the initial $50,000 deposit.
●	Management fees of 10% of a state-licensed retail dispensary and delivery in West LA, CA. PVI executed a stock purchase agreement, for 45% equity in this retail dispensary for total price of $450,000, but no compensation was exchanged, and no shares were transferred as of December 31, 2021.
●	Management fees of 10% of a state-licensed retail dispensary and delivery in South Los Angeles, CA. PVI executed a stock purchase agreement for 49% equity in this retail dispensary for total price of $500,000, but no compensation was exchanged, and no shares were transferred as of December 31, 2021.
●	Management fees of 10% of a state-licensed retail dispensary and delivery in San Pedro, CA. PVI executed a stock purchase agreement for 49% equity in this retail dispensary for total price of $500,000, but no compensation was exchanged, and no shares were transferred as of December 31, 2021.

Formerly owned and operated by PVI

●	15% of two (2) separate state-licensed cultivation and manufacturing entities and 15% of one (1) state-licensed distribution entity (the “Divested Entities”). In June 2020, the three (3) entities sold their cannabis licenses for an aggregate amount of $2.87 million, of which approximately $431,000 was recognized by PVI.

In November 2021, PVI acquired 100% of PNPL Holdings Inc., a newly created holding company for the sole purpose of holding direct equity in Los Angeles cannabis businesses. The City of Los Angeles passed a provision stating that management companies cannot directly hold equity in the operations they manage. As such, PNPL Holdings, Inc. was set up for PVI’s equity in the operations at Hollywood and Vine, CA, West Los Angeles, CA, South Los Angeles, CA, Eagle Rock, CA and San Pedro, CA dispensaries. CGI and UHC remain unaffected since these dispensaries are not in the City of Los Angeles.

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

Additionally in 2019, PVI took preliminary business steps towards a project with Nordhoff Leases, Inc. (“Nordhoff”), a related party, in which Nordhoff subleased 38,875 square feet in a building to the three Divested Entities; however, the contemplated project never matriculated. As part of these preliminary business steps, an affiliated entity of PVI, Neu-Ventures, Inc., paid Nordhoff’s $50,000 per month rent expense and PVI’s founders invested over $300,000 in leasehold improvements for Nordhoff’s rental property.

In June of 2020, Nordhoff’s $50,000 rent payments per month were increased to $87,000 per month. During the same month, the PVI Divested Entities sold their respective cannabis licenses for aggregate proceeds of $2.87 million, of which approximately $431,000 was assigned and recognized by PVI. PVI assigned its PVI Divested Entities’ subleases with Nordhoff to the buyer as part of the sale.

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

Within 60 days of execution of the Agreement, the remaining balance of $900,000 was to be paid in exchange for the full 50% of the Shares of the Company. Contemporaneously with the execution of the CGI Agreement, the parties entered into a Shareholder Agreement with CGI (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, the Company was granted certain anti-dilution rights, as well certain monthly distributions of net cash from the operations of CGI, along with other voting and indemnification rights. Pursuant to an Amendment to Stock Purchase Agreement, dated November 26, 2021, the Company, CGI and PVI have acknowledged that the Purchase Price, which shall be paid by Buyer in installments of $100,000 as a refundable deposit, has been received. The remaining balance of $900,000 was to be paid in exchange for the entirety of the Shares on or before March 31, 2022. Should the Buyer be unable to fund the balance of $900,000 by March 31, 2022, the transaction shall be cancelled and the refundable deposit of $100,000 shall be returned to the Company. In March of 2022 (“initial closing date”), the parties mutually agreed to extend the closing date to June 30, 2022 (“revised closing date”) (see note 15).

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

In January of 2021, PVI entered into a Management Services Agreement with PNPLXPRESS, Inc., for its dispensary located in Hollywood, California. PVI, acting as Manager, will receive a management fee at a rate of 10% of the gross revenue (Hollywood & Vine Dispensary).

In September of 2021, PVI entered into a Management Services Agreement with JLK Legacy, Inc. for its dispensary located in Los Angeles, California. PVI, acting as Manager, will receive a management fee at a rate of 10% of the gross revenue (South Los Angeles Dispensary).

In December 2021, PVI entered into a Management Services Agreement with Grand Royal Industries, LLC for its to be constructed dispensary located in Los Angeles, California. PVI, acting as Manager, will receive a management fee at a rate of 10% of the gross revenue (Northeast Los Angeles Dispensary).

In December 2021, PVI entered into a Management Services Agreement with B&R Retail Ventures for its to be constructed dispensary located in Los Angeles, California. PVI, acting as Manager, will receive a management fee at a rate of 10% of the gross revenue (San Pedro Dispensary).

In December 2021, PVI entered into a Management Services Agreement with Raking Leaves, Inc. for its to be constructed dispensary located in Los Angeles, California. PVI, acting as Manager, will receive a management fee at a rate of 10% of the gross revenue (West Los Angeles Dispensary).

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

Beginning in 2019 and as of the date of this Annual Report, PVI’s properties are as follows:

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

Some of the Company’s equity-method investee, PVI’s, business activities and the business activities of some of PVI’s customers, while believed to be compliant with applicable state law, are illegal under federal law because they violate the Federal Controlled Substances Act. If we or our customers are closed by law enforcement authorities, it will materially and adversely affect our business.

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

Due to the nature of our business and the fact that our equity method investee, PVI’s, contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in federal and certain state courts. The inability to enforce any of our contracts could have a material adverse effect on our business, operating results, financial condition, or prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our shared headquarters with PVI is located in Los Angeles, California, where PVI leases office space of approximately 2,300 sq ft pursuant to a new two-year lease effective July 29, 2020, at a monthly lease amount of approximately $9,000. The Company pays $1000 per month and PVI pays the balance. The above property was leased by Pineapple Inc. from May 2016 up to June 2020   until the lease was taken over by PVI. We have been at this location for six years.

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of December 31, 2021, and December 31, 2020, the Company has a 45.17% ownership interest in PVI, its equity-method investment.

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

Note 15 – Subsequent Events

Subsequent to December 31, 2021, the Company paid PVI, its equity method investee, an additional $95,000 towards the purchase of 50% of Capital Growth Investments, Inc. As of the Report date, the amount on deposit towards the purchase price is $195,000. The remaining balance of $805,000 was initially to be paid in exchange for all of the 50% Shares on or before March 31, 2022 (“initial closing date”). In March 2022, all parties agreed to extend the closing to June 30, 2022 (“revised closing date”). Should the Company be unable to fund the balance of $805,000 by June 30, 2022, the transaction will be cancelled, and all deposits would be returned to the Company.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of May 12, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated on the basis of 91,163,569 shares of Common Stock of the Company, issued and outstanding as of May 12, 2022, together with such number of shares of Series A Convertible Preferred Stock which may be converted into Common Stock as of the date hereof or within 60 days thereafter, representing an aggregate of 91,163,569 shares of Common Stock. No shares of Series A convertible preferred stock have been issued as of May 12, 2022. The Company does not have any outstanding options, warrants, or other securities exercisable for or convertible into shares of its Common Stock.

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

10.21	Amendment to Stock Purchase Agreement, dated November 24, 2021, by and among Pineapple, Inc., Capital Growth Investments, Inc. and Pineapple Ventures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 26, 2021).

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed with the SEC on May 6, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Significant Changes Caused by the Reincorporation Merger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 03, 2020).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.
#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: May 18, 2022	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

PINEAPPLE, INC.

Dated: May 18, 2022	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Feinstein	Chief Financial Officer, Chairman and Director	May 18, 2022
Matthew Feinstein

/s/ Randy Hurwitz	Director	May 18, 2022
Randy Hurwitz

/s/ Katherine Hill	Director	May 18, 2022
Katherine Hill

