Form 10-Q
period 2022-03-31
PINEAPPLE, INC.
filed 2022-05-27
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Common stock, par value $0.0000001

(Title of class)

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

As of May 23, 2022, there were 91,163,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

PINEAPPLE, INC.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to compete in the global space industry;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services;

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may contain estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. We obtained the industry and market data in this annual report on Form 10-Q from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions, and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

Pineapple, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$21	$-
Total Current Assets	21	-

Property and equipment - net	6,924	8,524
Other Assets:
Equity-method investment	9,792,434	9,288,298
Deposit on stock purchase agreement – related party	195,000	100,000
Total Other Assets	9,987,434	9,388,298

Total Assets	$9,994,379	$9,396,822

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$714,423	$715,546
Accounts payable - related party	20,731	16,500
Accrued interest payable	6,771	6,771
Settlement payable-related party	615,000	615,000
Due to affiliates	623,232	529,948
Notes payable-related party	912,868	886,918
Note payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	105,523	105,523
Total Current Liabilities	3,187,386	3,065,044
Total Liabilities	3,187,386	3,065,044

Commitments and contingencies (note 12)

Stockholders’ Equity:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.0000001 par value, 500,000,000 shares authorized, 91,163,569 shares issued and outstanding as of March 31, 2022, and December 30, 2021, respectively	9	9
Subscription received – shares to be issued	100,000	-
Additional paid-in-capital	22,004,077	22,004,077
Accumulated deficit	(15,297,093)	(15,672,308)
Total Stockholders’ Equity	6,806,993	6,331,778
Total Liabilities and Stockholders’ Equity	$9,994,379	$9,396,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$-	$-

Operating Expenses
General and administrative	127,321	124,697
Depreciation	1,600	1,541
Total Operating Expenses	128,921	126,238

Operating loss	(128,921)	(126,238)

Other Income (Expense)
Income (loss) from equity-method investment	504,136	(283,192)
Total Other Income (Expense)	504,136	(283,192)

Income (Loss) from operations before taxes	375,215	(409,430)

Provision for income taxes	-	-

Net Income (Loss)	$375,215	$(409,430)

Net Income (Loss) Per Share – Basic and Diluted	$0.00	$(0.00)

Weighted Average Common Shares – Basic and Diluted	91,163,569	88,461,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022, and 2021

(Unaudited)

For the Three Months Ended March 31, 2022:

	Common Stock		Additional Paid-in-	Accumulated	Shares to be	Total Stockholders’
	Shares	Amount	Capital	Deficit	Issued	Equity
Balance, December 31, 2021	91,163,569	$9	$22,004,077	$(15,672,308)	-	$6,331,778
Common stock subscription received	-	-	-	-	100,000	100,000
Net income	-	-	-	375,215	-	375,215
Balance as of March 31, 2022	91,163,569	$9	$22,004,077	$(15,297,093)	$100,000	$6,806,993

For the Three Months Ended March 31, 2021:

	Common Stock		Additional Paid-in-	Accumulated	Shares to be	Total Stockholders’
	Shares	Amount	Capital	Deficit	Issued	Equity
Balance, December 31, 2020	88,461,200	$8	$21,297,078	$(14,567,489)	-	$6,729,597
Common stock subscription received	-	-	-	-	147,000	147,000
Net loss	-	-	-	(409,430)	-	(409,430)
Balance as of March 31, 2021	88,461,200	$8	$21,297,078	$(14,976,919)	$147,000	$6,467,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$375,215	$(409,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,600	1,541
Loss (income) from equity-method investment	(504,136)	283,192
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	26,178	(36,187)
Accounts payable related party	4,231	50,980
Due to affiliates	93,283	40,578
Net cash used in operating activities	(3,629)	(69,326)

Cash Flows from Investing Activities
Deposit on stock purchase agreement	(95,000)	-
Net cash used in investing activities	(95,000)	-

Cash Flows from Financing Activities
Proceeds for stock subscription received	100,000	147,000
Proceeds from related party notes payable	2,650	9,226
Repayments of related party notes payable	(4,000)	(86,900)
Net cash provided by financing activities	98,650	69,326

Net Change in Cash	21	-

Cash, Beginning of Period	-	-

Cash, End of Period	$21	$-

For the Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2022 and 2021

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

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with Pineapple Ventures, Inc. (“PVI”), the Company’s equity-method investment, and the stockholders of PVI (the “PVI Stockholders”) in which the Company acquired a total of 50% of the outstanding shares of PVI, in consideration for 2,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s Common Stock, par value $0.0000001 (the “Common Stock”), in an amount equal to ten (10) shares of Common Stock for each one share of Series A Convertible Preferred Stock. The PVI Stockholders elected to immediately convert the 2,000,000 shares of Series A Convertible Preferred Stock into 20,000,000 shares of common stock upon issuance. As a result of the investment in PVI, the Company now has a portfolio asset with which it has entered the cannabis retail, cultivation, production, and distribution sector throughout California. PVI has several leased properties that have been developed to provide these cannabis-related services. PVI, through its affiliates, have obtained 25 cannabis-related licenses throughout Southern California, 18 of which are still partially owned and managed by PVI. PVI has executed management contracts for 10% revenue sharing with seven entities in which it was a founding member and holds equity interest:

●	Capital Growth Investments, Inc. (“CGI”): 0% and 20%, as of March 31, 2022, and December 31, 2021, respectively (delivery, cultivation, manufacturing, and distribution)
●	Universal Herbal Center, Inc (“UHC”): 20% as of March 31, 2022, and December 31, 2021 (delivery, manufacturing, distribution, and dispensary).
●	PNPLXPRESS, Inc. (“PXI”): 10% equity interest as of March 31, 2022, and December 31, 2021, respectively (delivery and dispensary).
●	PNPLXPRESS II, Inc (“Northeast LA Dispensary”): 39% and 49% equity interest as of March 31, 2022, and December 31, 2021, respectively (delivery and dispensary).
●	RAKING LEAVES, Inc (“West LA Dispensary”): 2.5% and 0% equity interest as of March 31, 2022, and December 31, 2021(delivery and dispensary).
●	JLK LEGACY, Inc. (South Los Angeles Dispensary): 49% and 0% equity interest as of March 31, 2022, and December 31, 2021(delivery and dispensary).
●	B&R Retail Ventures, Inc. (San Pedro Dispensary): 4.7% and 0% equity interest as of March 31, 2022, and December 31, 2021(delivery and dispensary).

As of March 31, 2022, three entities (CGI, UHC and PXI) generated revenue.

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of March 31, 2022, and December 31, 2021, the Company has a 45.17% ownership interest in PVI, its equity-method investment.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes, and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2022 and further amended and filed with the SEC on May 18, 2022. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of March 31, 2022, and December 31, 2021, the Company had no cash balances in excess of FDIC insured limits.

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

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31, 2022, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. At March 31, 2022, and December 31, 2021, the Company had no options or warrants outstanding and no shares issuable for conversion of notes payable.

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

As of March 31, 2022, and December 31,2021, there were no outstanding options and warrants.

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

Note 3 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its condensed consolidated financial statements, the Company has an accumulated deficit of approximately $15.3 million as of March 31, 2022, incurred a net income of approximately $0.4 million, principally related to the income from the Company’s equity-method investee, and utilized net cash of $3,629 in operating activities during the three months ended March 31, 2022.

The Company and the Company’s equity-method investment have incurred net losses prior to Q1 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the condensed consolidated financial statements are issued. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the three months ended March 31, 2022, the Company raised approximately $0.1 million in cash proceeds from the sale of its common stock.

If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, scale back its current business plan and/or curtail operations until sufficient additional capital is raised to support further operations.

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

Note 4 – Deposit on stock purchase agreement – related party

On August 7, 2021, the Company entered into a Stock Purchase Agreement (the “CGI Agreement”) with Capital Growth Investments, Inc., a California corporation (“CGI”) and PVI, the Company’s equity-method investee. Pursuant to the Agreement, the Company can acquire up to 50,000 shares of CGI (the “Shares”), which comprise 50% of its issued and outstanding capital stock, from PVI for an aggregate purchase price of $1,000,000. As of March 31, 2022, and December 31, 2021, $195,000 and $100,000, respectively, was paid by the Company, which was recorded and presented as deposit on stock purchase agreement related party, in the Company’s condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021. No shares of CGI will be issued until the full purchase price is paid.

Within 60 days of execution of the Agreement, the remaining balance of $805,000 is to be paid in exchange for the full 50% of the Shares of the Company. Contemporaneously with the execution of the CGI Agreement, the parties entered into a Shareholder Agreement with CGI (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, the Company was granted certain anti-dilution rights, as well certain monthly distributions of net cash from the operations of CGI, along with other voting and indemnification rights. Pursuant to an Amendment to Stock Purchase Agreement, dated November 26, 2021, the Company, CGI and PVI have acknowledged that the Purchase Price was to be paid in exchange for the entirety of the Shares on or before March 31, 2022. Should the Company be unable to fund the balance of $805,000 by March 31, 2022, the transaction shall be cancelled and the refundable deposit of $195,000 shall be returned to the Company. In March 2022, all parties agreed to extend the closing to June 30, 2022 (“revised closing date”). Should the Company be unable to fund the balance of $805,000 by June 30, 2022, the transaction will be cancelled, and all deposits would be returned to the Company.

Note 5 – Property and Equipment

Property and equipment as of March 31, 2022, and December 31, 2021, is summarized as follows:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Subtotal	55,473	55,473
Less accumulated depreciation	(48,549)	(46,949)
Property and equipment, net	$6,924	$8,524

Depreciation expense for the three months ended March 31, 2022, and 2021 was $1,600 and $1,541, respectively.

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

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share of common stock. A total of 10,000,000 shares of common stock were issued during fiscal year 2020. As of March 31, 2022, and December 31, 2021, the Company has 45.17% ownership interest in PVI.

The following represents summarized financial information of PVI as of and for the three months ended March 31, 2022, and 2021, respectively:

Income statement	2022	2021
Revenue	$127,381	$42,588
Cost of goods sold	(152)	(603)
Gross margin	127,229	41,985
Operating expenses	(482,061)	(668,933)
Gain on dispensary equity sale	1,470,918	-
Net income (loss)	$1,116,086	(626,948)

Balance sheet
Current assets	$2,504,130	$202,712
Non-current assets	$2,445,620	$183,521
Current liabilities	$(2,972,766)	$(527,941)
Non-Current liabilities	$(2,347,764)	$(1,529,283)

The Company has recorded an income from equity investment of $504,136 during the three months ended March 31, 2022, which has increased the carrying value of the investment as of March 31, 2022, to $9,792,434 based on its 45.17% equity investment.

Note 7 – Notes Payable - Related Party

Notes payable-related party, are comprised of the following as of March 31, 2022, and December 31, 2021:

Noteholder	Due	Interest Rate	Secured	March 31, 2022	December 31, 2021
Eric Kennedy	Demand	0%	No	30,000	30,000
Rob Novinger	Demand	0%	No	30,851	30,851
Neu-Ventures, Inc.	Demand	0%	No	852,017	826,067
Total				$912,868	$886,918

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

The note does not incur interest and was originally to be repaid through an initial $10,000 payment with monthly payments of $5,000 thereafter, but the Company was only able to make one $5,000 payment, reducing the balance to $30,000 as of December 31, 2020. The Company did not make any payment during the year ended December 31, 2021. The balance of the former related party notes payable is $30,000 as of March 31, 2022, and December 31, 2021.

Rob Novinger

There was no activity during the three months ended March 31, 2022. The balance of the related party note payable is $30,851 as of March 31, 2022, and December 31, 2021.

Neu-Ventures, Inc. (The owner is the largest shareholder of the Company)

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. These advances are due on demand and do not incur interest.

Advances from Neu-Ventures in the three months ended March 31, 2022, totaled $2,650, offset by $4,000 cash repayments. Neu-Ventures also paid $27,300 of corporate expenses on behalf of the Company during the three months ended March 31, 2022.

During fiscal year 2021, Neu-Ventures also paid $100,000 on behalf of the Company pursuant to the stock purchase agreement entered into on August 7, 2021, to acquire up to 50,000 shares of Capital Growth Investments, Inc. Such payment is reported under Deposit on stock purchase agreement-related party in the Company’s condensed consolidated Balance sheet as of March 31, 2022, and December 31, 2021.

The amount payable to Neu Ventures totaled $852,017 and $826,067 as of March 31, 2022, and December 31, 2021, respectively.

Note 8 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of March 31, 2022, and December 31, 2021, is $27,313, which includes principal of $19,838 and $7,475 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a director of the Company. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest. There has been no activity during the three months ended March 31, 2022.

Note 9 – Settlement payable-related party

At March 31, 2022, and December 31, 2021, settlement payable related party balance consist of the following:

Noteholder	March 31, 2022	December 31, 2021
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018. There has been no activity during the three months ended March 31, 2022. This balance remains outstanding at March 31, 2022, and December 31, 2021. This balance is classified as settlement payable-related party on the Company’s condensed consolidated balance sheets as of March 31, 2022.

Note 10 – Advances on Agreements

At March 31, 2022, and December 31, 2021, advances on agreements balance consist of the following:

Noteholder	March 31, 2022	December 31, 2021
Investor One and Investor Two	169,000	169,000

Advances on Agreements	$169,000	$169,000

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

During March 2016, the $125,000 in financing from Investor One, in addition to $40,768 from the Company, was deposited in Escrow No.: 7101604737-ST with Chicago Title Company against the purchase of another property (APN: 665-030-043) that was the subject of additional funding by Investor Two, described below.

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019, until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. There was no activity during the three months ended March 31, 2022.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of March 31, 2022, and December 31, 2021, there were no shares of preferred stock issued and outstanding, 91,163,569 shares of common stock issued and outstanding, respectively.

Subscription received - shares to be issued

During the six months ended June 30, 2021, the Company received a stock subscription totalling $265,000 in cash for 530,000 shares of common stock at subscription price of $0.50 per share. As of June 30, 2021 and December 31, 2020, 570,000 and 40,000 shares, respectively, were not yet issued and the Company recorded the shares to be issued of $275,000 and $10,000, respectively.

Note 12 – Commitments and Contingencies.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of March 31, 2022, and December 31, 2021. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of March 31, 2022, and December 31, 2021, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of March 31, 2022, and December 31, 2021.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of March 31, 2022, and December 31, 2021. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of March 31, 2022, and December 31, 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of March 31, 2022, and December 31, 2021, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at March 31, 2022, and December 31, 2021.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of March 31, 2022, and December 31, 2021. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Pineapple,” the “Company,” “our,” “we” or “us” and similar terms include Pineapple, Inc., unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended March 31, 2022, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). US Dollars are denoted herein by “USD,” “$” and “dollars.”

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the three months ended March 31, 2022, and 2021. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2022, and the consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and uncertainties discussed in Item 1A. Risk Factors of this quarterly report, section captioned “Risk Factors” of our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2022, and amended on May 18, 2022, and matters described in this quarterly report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this quarterly report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading. All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements included in this quarterly report are made only as of the date of this report or as indicated. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In 2019 the Company entered into a Share Exchange Agreement, as amended (the “PVI Agreement”), with Pineapple Ventures, Inc. (“PVI”) and PVI’s stockholders. In connection with the PVI Agreement, the Company acquired a total of 50,000 shares of PVI’s outstanding capital stock, equaling 50% of the outstanding shares of PVI. The Company’s ownership interest in PVI was reduced to approximately 45.17% in January 2020. As a result of the investment in PVI, the Company entered the cannabis cultivation, production, and distribution sector throughout California. PVI has several leased properties that are currently being developed to provide these cannabis-related services.

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

Results of Operations

Summary of Results of Operations for the three months ended March 31, 2022, and 2021:

(In dollars)	March 31, 2022	March 31, 2021

Revenue	$-	$-

Operating expenses:
General and administrative	127,321	124,697
Depreciation	1,600	1,541
Total operating expenses	128,921	126,238

Operating loss	(128,921)	(126,238)

Other income (expense):
Income (Loss) from equity method investment	504,136	(283,192)
Total other income (expense)	504,136	(283,192)

Income (Loss) from operations before taxes	375,215	(409,430)

Provision for income taxes	-	-

Net income (loss)	$375,215	$(409,430)

Revenue

Revenue from operations for the three months ended March 31, 2022, and 2021, was $0. The Company has not yet generated any revenue.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022, were $127,321, an increase of $2,624, or 2.1%, from $124,697 during the three months ended March 31, 2021. Management does not consider such increase as material.

Depreciation

Depreciation expense was $1,600 and $1,541 in the three months ended March 31, 2022, and 2021, respectively. Management does not consider such increase as material.

Operating Loss

Operating loss for the three months ended March 31, 2022, was $128,921, an increase of $2,683, or 2.1% from an operating loss from continuing operations of $126,238 during the three months ended March 31, 2021. Such increase is not considered material.

Other Income (Expense)

During the three months ended March 31, 2022, the Company has total other income of $504,136, consisting of income from the Company’s equity method investment of $504,136. The Company’s equity-method investee has sold equity interest from previously acquired dispensaries and recognized gain over the carrying cost of the original acquisition.

During the three months ended March 31, 2021, the Company has total other expense of $283,192, consisting of losses from the Company’s equity method investment of $283,192.

Net Loss

As a result of the foregoing, the Company recorded a net income of $375,215 for the three months ended March 31, 2022, as compared to a net loss of $409,430 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had a working capital deficit of $3,187,365, and $21 in cash. As of March 31, 2022, the Company’s current liabilities included $714,423 in accounts payable and accrued liabilities, $20,731 in accounts payable and accrued liabilities related party, $6,771 in accrued interest payable, $912,868 in related party notes payable, $19,838 in other notes payable, $615,000 in settlement payable related party, $169,000 in advances on agreement, $105,523 in contingent liabilities and $623,232 due to affiliates. We have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties, and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultant fees, and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and third-party party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

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

Our condensed consolidated financial statements included elsewhere in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such condensed consolidated financial statements, we had an accumulated stockholders’ deficit of approximately $15.3 million, and had a net income of $375,215 and utilized net cash of $3,629 in operating activities as of and for the three months ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal years ended December 31, 2021, and 2020, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our condensed consolidated financial statements included elsewhere in this quarterly report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Sources and Uses of Cash

Operating Activities

During the three months ended March 31, 2022, we used $3,629 of cash in operating activities, as a result of our net income of $375,215, net of depreciation expense of $1,600, and income from the Company’s equity-method investment of $504,136. Net change in operating assets and liabilities increased by $123,692, primarily due to an increase in balances due to affiliates of $93,283, and an increase in accounts payable and accrued liabilities (including related party) of $30,409.

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

Investing Activities

During the three months ended March 31, 2022 we used $95,000 in investing activities due to an increase in deposit on stock purchase agreement. There were no cash flow from investing activities in the three months ended March 31, 2021.

Financing Activities

During the three months ended March 31, 2022, we received $100,000 in cash from private placement to a third party. Advances from related party totalled $2,650 and repayment amounted to $4,000 in the three months ended March 31, 2022.

During the three months ended March 31, 2021, we received $147,000 in cash from private placement to third parties. Advances from related party totalled $9,226 and repayment amounted to $86,900 in the three months ended March 31, 2021.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2022, and December 31, 2021, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

To the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist as of March 31, 2022:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of March 31, 2022, and December 31, 2021. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of March 31, 2022, and December 31, 2021, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of March 31, 2022, and December 31, 2021.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of March 31, 2022, and December 31, 2021. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of March 31, 2022, and December 31, 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of March 31, 2022, and December 31, 2021, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at March 31, 2022, and December 31, 2021.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of March 31, 2022, and December 31, 2021. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2022, that were not previously disclosed in a Current Report on Form 8-k or Annual Report on Form 10-K.

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

PINEAPPLE, INC.

Dated: May 27, 2022	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

