Form 10-Q
period 2022-06-30
PINEAPPLE, INC.
filed 2022-08-19
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 19, 2022, there were 91,163,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

PINEAPPLE, INC. AND SUBSIDIARIES

2

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

Pineapple, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash	$-	$-
Deposit on stock purchase agreement – related party	-	100,000
Total Current Assets	-	100,000
Property and equipment (net of depreciation)	5,328	8,524
Equity-method investment	10,029,661	9,288,298
Total Assets	$10,034,989	$9,396,822

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$706,349	$715,546
Accounts payable - related party	52,250	16,500
Accrued interest payable	6,771	6,771
Settlement payable - related party	615,000	615,000
Due to affiliates	621,125	529,948
Notes payable-related party	744,652	886,918
Note payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	105,523	105,523
Total Current Liabilities	3,040,508	3,065,044
Total Liabilities	3,040,508	3,065,044

Commitments and contingencies (note 12)

Stockholders’ Equity:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 91,163,569 shares issued and outstanding as of June 30, 2022, and December 30, 2021, respectively	9	9
Stock payable	150,000	-
Additional paid-in-capital	22,004,077	22,004,077
Accumulated deficit	(15,159,605)	(15,672,308)
Total Stockholders’ Equity	6,994,481	6,331,778
Total Liabilities and Stockholders’ Equity	$10,034,989	$9,396,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	128,142	196,302	255,463	320,999
Depreciation	1,598	1,541	3,196	3,082
Total Operating Expenses	129,740	197,843	258,659	324,081

Operating loss	(129,740)	(197,843)	(258,659)	(324,081)

Other Income (Expense)
Income (loss) from equity method investment	237,228	(279,112)	741,364	(562,304)
Gain on forgiveness of related party note payable	30,000	-	30,000	-
Total Other Income (Expense)	267,228	(279,112)	771,364	(562,304)

Income (loss) from operations before taxes	137,488	(476,955)	512,705	(886,385)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$137,488	$(476,955)	$512,705	$(886,385)

Net Income (Loss) Per Share – Basic and Diluted	$0.00	$(0.01)	$0.01	$(0.01)

Weighted Average Common Shares – Basic and Diluted	91,163,569	88,648,453	91,163,569	88,555,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2022, and 2021

(Unaudited)

For the Six Months Ended June 30, 2022:

	Common Stock		Additional Paid-in-	Accumulated	Stock	Total Stockholders’
	Shares	Amount	Capital	Deficit	Payable	Equity
Balance, January 1, 2022	91,163,569	$9	$22,004,077	$(15,672,308)	-	$6,331,778
Common stock subscription received	-	-	-	-	100,000	100,000
Net income	-	-	-	375,215	-	375,215
Balance as of March 31, 2022	91,163,569	$9	$22,004,077	$(15,297,093)	$100,000	$6,806,993
Common stock subscription received	-	-	-	-	50,000	50,000
Net income	-	-	-	137,488	-	137,488
Balance as of June 30, 2022	91,163,569	$9	$22,004,077	$(15,159,605)	$150,000	$6,994,481

For the Six Months Ended June 30, 2021:

	Common Stock		Additional Paid-in-	Accumulated	Stock	Total Stockholders’
	Shares	Amount	Capital	Deficit	Payable	Equity
Balance, January 1, 2021	88,461,200	$8	$21,297,078	$(14,567,489)	-	$6,729,597
Common stock subscription received	-	-	-	-	147,000	147,000
Net loss	-	-	-	(409,430)	-	(409,430)
Balance as of March 31, 2021	88,461,200	$8	$21,297,078	$(14,976,919)	$147,000	$6,467,167
Common stock subscription received	350,000	-	35,000	-	-	35,000
Common stock issued for services	2,490,000	-	249,000	-	(147,000)	102,000
Net loss	-			(476,955)	-	(476,955)
Balance as of June 30, 2021	91,301,200	$8	$21,581,078	$(15,453,874)	$-	$6,127,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pineapple, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$512,705	$(886,385)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,196	3,082
Stock-based compensation	-	35,000
Loss (income) from equity-method investment	(741,364)	562,304
Gain on forgiveness of related party note payable	(30,000)	-
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	26,351	(101,946)
Accounts payable related party	35,750	136,159
Due to affiliates	91,177	179,161
Net cash used in operating activities	(102,185)	(72,625)

Cash Flows from Investing Activities
Deposit on stock purchase agreement	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds for stock subscription received	150,000	249,000
Proceeds from related party notes payable	4,185	9,825
Repayments of related party notes payable	(52,000)	(186,200)
Net cash provided by financing activities	102,185	72,625

Net Change in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Liabilities settled by affiliate	$35,548	$-
Common stock issued for services	$-	$35,000
Gain on forgiveness of related party note payable	$30,000	$-
Termination of stock purchase agreement	$100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On March 19, 2019, the Company entered into a Share Exchange Agreement (the “PVI Agreement”) with Pineapple Ventures, Inc. (“PVI”), the Company’s equity-method investment, and the stockholders of PVI (the “PVI Stockholders”) in which the Company acquired a total of 50% of the outstanding shares of PVI, in consideration for 2,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may, from time to time, be converted by the holder into shares of the Company’s Common Stock, par value $0.0000001 (the “Common Stock”), in an amount equal to ten (10) shares of Common Stock for each one share of Series A Convertible Preferred Stock. The PVI Stockholders elected to immediately convert the 2,000,000 shares of Series A Convertible Preferred Stock into 20,000,000 shares of common stock upon issuance. As a result of the investment in PVI, the Company now has a portfolio asset with which it has entered the cannabis retail, cultivation, production, and distribution sector throughout California. PVI has several leased properties that have been developed to provide these cannabis-related services. PVI, through its affiliates, have obtained 25 cannabis-related licenses throughout Southern California, 12 of which are still partially owned and managed by PVI. PVI has executed management contracts for 10% revenue sharing with seven entities in which it was a founding member and holds equity interest:

●	Capital Growth Investments, Inc. (“CGI”): 0% and 20%, as of June 30, 2022, and December 31, 2021, respectively (delivery, cultivation, manufacturing, and distribution)

●	Universal Herbal Center, Inc (“UHC”): 0% as of June 30, 2022, and December 31, 2021 (delivery, manufacturing, distribution, and dispensary).

●	PNPLXPRESS, Inc. (“PXI”): 10% equity interest as of June 30, 2022, and December 31, 2021, respectively (delivery and dispensary).

●	PNPLXPRESS II, Inc (“Northeast LA Dispensary”): 31.5% and 49% equity interest as of June 30, 2022, and December 31, 2021, respectively (delivery and dispensary).

●	RAKING LEAVES, Inc (“West LA Dispensary”): 49% and 0% equity interest as of June 30, 2022, and December 31, 2021 (delivery and dispensary).

●	JLK LEGACY, Inc. (South Los Angeles Dispensary): 49% and 0% equity interest as of June 30, 2022, and December 31, 2021(delivery and dispensary).

●	B&R Retail Ventures, Inc. (San Pedro Dispensary): 31.5% and 0% equity interest as of June 30, 2022, and December 31, 2021 (delivery and dispensary).

As of June 30, 2022, three entities (CGI, UHC and PXI) generated revenue.

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company currently owns 45,173 shares of capital stock of PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement. As of June 30, 2022, and December 31, 2021, the Company has a 45.17% ownership interest in PVI, its equity-method investment.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes, and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2022, and further amended and filed with the SEC on May 18, 2022. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

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

Investment – Equity Method

The Company accounts for its equity method investment at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2022, the Company believes the carrying value of its equity method investment is recoverable in all material respects.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. At June 30, 2022, and December 31, 2021, the Company had no options or warrants outstanding and no shares issuable for conversion of notes payable.

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

Note 3 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its condensed consolidated financial statements, the Company has an accumulated deficit of $15,159,605 as of June 30, 2022, incurred a net income of $512,705, principally related to the income from the Company’s equity-method investee, and utilized net cash of $102,185 in operating activities during the six months ended June 30, 2022.

The Company and the Company’s equity-method investment have incurred net losses prior to Q2 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the condensed consolidated financial statements are issued. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the six months ended June 30, 2022, the Company raised approximately $150,000 in cash proceeds from the sale of its common stock.

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

Note 4 – Deposit on stock purchase agreement – related party

On August 7, 2021, the Company entered into a Stock Purchase Agreement (the “CGI Agreement”) with Capital Growth Investments, Inc., a California corporation (“CGI”) and PVI, the Company’s equity-method investee. Pursuant to the Agreement, the Company can acquire up to 50,000 shares of CGI (the “Shares”), which comprise 50% of its issued and outstanding capital stock, from PVI for an aggregate purchase price of $1,000,000. As of June 30, 2022, and December 31, 2021, $195,000 and $100,000, respectively, was paid by the Company. No shares of CGI will be issued until the full purchase price is paid.

Within 60 days of execution of the Agreement, the remaining balance of $805,000 is to be paid in exchange for the full 50% of the Shares of the Company. Contemporaneously with the execution of the CGI Agreement, the parties entered into a Shareholder Agreement with CGI (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, the Company was granted certain anti-dilution rights, as well certain monthly distributions of net cash from the operations of CGI, along with other voting and indemnification rights. Pursuant to an Amendment to Stock Purchase Agreement, dated November 26, 2021, the Company, CGI and PVI have acknowledged that the Purchase Price was to be paid in exchange for the entirety of the Shares on or before March 31, 2022. Should the Company be unable to fund the balance of $805,000 by March 31, 2022, the transaction shall be cancelled and the refundable deposit of $195,000 shall be returned to the Company. In March 2022, all parties agreed to extend the closing to June 30, 2022 (“revised closing date”). Should the Company be unable to fund the balance of $805,000 by June 30, 2022, the transaction will be cancelled, and all deposits would be returned to the Company. In June 2022, both parties agreed to extend the closing date to August 5, 2022. Subsequently to period end, this agreement was mutually terminated by both parties and the balance of the deposit on the purchase is zero at June 30, 2022. Refer to Note 13 for further details.

Note 5 – Property and Equipment

Property and equipment as of June 30, 2022, and December 31, 2021, is summarized as follows:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Subtotal	55,473	55,473
Less accumulated depreciation	(50,145)	(46,949)
Property and equipment, net	$5,328	$8,524

Depreciation expense for the three and six months ended June 30, 2022 was $1,598 and $3,196, respectively, and for the three and six months ended June 30, 2021 was $1,541 and $3,082, respectively.

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

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share of common stock. A total of 10,000,000 shares of common stock were issued during fiscal year 2020. As of June 30, 2022, and December 31, 2021, the Company has 45.17% ownership interest in PVI.

The following represents summarized financial information of PVI as of and for the six months ended June 30, 2022, and 2021, respectively:

Income statement	2022	2021
Revenue	$311,795	$83,213
Cost of goods sold	(487)	-
Gross margin	311,308	83,213
Operating expenses	(1,287,889)	(1,328,074)
Gain on dispensary equity sale	2,617,857	-
Net income (loss)	$1,641,276	$(1,244,861)

Balance sheet
Current assets	$2,887,490	$413,614
Non-current assets	$4,362,314	$186,388
Current liabilities	$(5,841,192)	$(591,245)
Non-Current liabilities	$(1,229,538)	$(2,205,206)

The Company has recorded an income from equity investment of $741,364 during the six months ended June 30, 2022, which has increased the carrying value of the investment as of June 30, 2022 to $10,029,661 based on its 45.17% equity investment.

Note 7 – Notes Payable, Related Party

Notes payable-related party, are comprised of the following as of June 30, 2022, and December 31, 2021:

Noteholder	Due	Interest Rate	Secured	June 30, 2022	December 31, 2021
Eric Kennedy	Demand	0%	No	-	30,000
Rob Novinger	Demand	0%	No	30,851	30,851
Neu-Ventures, Inc.	Demand	0%	No	713,801	826,067
Total				$744,652	$886,918

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

During the three and six months ended June 30, 2022, Eric Kennedy forgave the amount due from the Company, as he was not awaiting repayment for any funding he had provided to the Company during previous years. This settlement has been recorded as a gain on forgiveness of related party note payable in the Consolidated Statements of Operations. The balance of the former related party notes payable is zero as of June 30, 2022.

Rob Novinger

There was no activity during the three and six months ended June 30, 2022. The balance of the related party note payable is $30,851 as of June 30, 2022, and December 31, 2021.

Neu-Ventures, Inc. (The owner is the largest shareholder of the Company)

Beginning in April 2019, the Company also began receiving advances from Neu-Ventures, Inc., another entity owned by our majority shareholder, Mr. Ortega. These advances are due on demand and do not incur interest.

Advances from Neu-Ventures in the three and six months ended June 30, 2022, totaled $1,535 and $4,185, respectively, offset by cash repayments of $48,000 and $52,000, respectively. Neu-Ventures also paid $8,248 and $35,548, respectively, of corporate expenses on behalf of the Company during the three and six months ended June 30, 2022.

During fiscal year 2021, Neu-Ventures also paid $100,000 on behalf of the Company pursuant to the stock purchase agreement entered into on August 7, 2021, to acquire up to 50,000 shares of Capital Growth Investments, Inc. Such payment is reported under Deposit on stock purchase agreement-related party in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021. This transaction has been cancelled subsequently to period end, as described in Note 4 and Note 13. The balance of the deposit on stock purchase agreement at June 30, 2022 is zero and the payable to Neu-Ventures has been reduced accordingly.

The amount payable to Neu-Ventures totaled $713,801 and $826,067 as of June 30, 2022, and December 31, 2021, respectively.

Note 8 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of June 30, 2022, and December 31, 2021, is $27,313, which includes principal of $19,838 and $7,475 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a director of the Company. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest. There has been no activity during the three and six months ended June 30, 2022.

Note 9 – Settlement payable-related party

At June 30, 2022, and December 31, 2021, the settlement payable related party balance consists of the following:

Noteholder	June 30, 2022	December 31, 2021
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018. There has been no activity during the three and six months ended June 30, 2022. This balance remains outstanding as of June 30, 2022, and December 31, 2021, and is classified as settlement payable-related party on the Company’s condensed consolidated balance sheets.

Note 10 – Advances on Agreements

At June 30, 2022, and December 31, 2021, advances on agreements balance consist of the following:

Noteholder	June 30, 2022	December 31, 2021
Investor One and Investor Two	169,000	169,000

Advances on Agreements	$169,000	$169,000

\

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019, until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. There was no activity during the three and six months ended June 30, 2022.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of June 30, 2022, and December 31, 2021, there were no shares of preferred stock issued and outstanding, and 91,163,569 shares of common stock issued and outstanding, respectively.

During the three and six months ended June 30, 2022, the Company did not sell any shares of common stock and did not award any stock compensation to its officers or directors. During the three and six months ended June 30, 2021, the Company sold 2,490,000 shares of common stock for total cash consideration of $249,000, respectively. During the three and six months ended June 30, 2021, the Company issued 350,000 shares for services to the Company’s directors and to one of the Company’s officers for total fair value of $35,000.

Subscription received - shares to be issued

During the six months ended June 30, 2022, the Company received stock subscriptions totaling $150,000 in cash for 400,000 shares at $0.25/share during Q1 2022 and 100,000 shares at $0.50/share during Q2 2022. As of June 30, 2022, the shares were not yet issued, and the Company recorded the shares to be issued of $150,000.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of June 30, 2022, and December 31, 2021. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of June 30, 2022, and December 31, 2021, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of June 30, 2022, and December 31, 2021.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of June 30, 2022, and December 31, 2021. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of June 30, 2022, and December 31, 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of June 30, 2022, and December 31, 2021, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at June 30, 2022, and December 31, 2021.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of June 30, 2022, and December 31, 2021. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Note 13 – Subsequent Events

On August 8, 2022, both PVI and CGI mutually agreed to terminate the CGI Stock Purchase Agreement (Note 4) that had been entered into on August 7, 2021 for 50% of CGI’s issued and outstanding capital stock. No shares of CGI had been issued to date, as only $195,000 of the full $1,000,000 purchase price had been paid and the terms of the agreement require the transaction to be fully funded before transferring shares. The balance of the deposit, which was presented in the Condensed Consolidated Balance Sheets as Deposit on stock purchase agreement – related party, is zero as of June 30, 2022.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Pineapple,” the “Company,” “our,” “we” or “us” and similar terms include Pineapple, Inc., unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended June 30, 2022, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). US Dollars are denoted herein by “USD,” “$” and “dollars.”

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2022, and 2021. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2022, and the consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Disclaimer Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report (or otherwise made by us or on our behalf from time to time in other reports, filings with the U.S. Securities and Exchange Commission, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “would,” “should,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts, and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors.

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

The Company is based in Los Angeles, California. Through the Company’s operating subsidiary Pineapple Express Consulting, Inc. (“PEC”), as well as its PVI portfolio asset, the Company provides capital to its canna-business clientele, leases properties to those canna-businesses, takes equity positions and manages those operations, and provides consulting and technology to develop, enhance, or expand existing and newly formed infrastructures. Pineapple aims to become the leading portfolio management company in the U.S. cannabis sector. The Company’s executive team blends enterprise-level corporate expertise with a combined three decades of experience operating in the tightly regulated cannabis industry. Pineapple’s strategic asset integration has provided it with the infrastructure to support its subsidiaries with cost-effective access to all segments of the vertical: from cultivation and processing, to distribution, retail, and delivery. With its headquarters in Los Angeles, CA, Pineapple’s portfolio company, PVI, is rapidly increasing its footprint throughout the state and looking to scale into underdeveloped markets. While PVI is generating revenues from the above-mentioned means, PEC is currently still in development and is currently not generating revenues.

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

Results of Operations

Summary of Results of Operations for the three months ended June 30, 2022, and 2021:

(In dollars)	June 30, 2022	June 30, 2021

Revenue	$-	$-

Operating expenses:
General and administrative	128,142	196,302
Depreciation	1,598	1,541
Total operating expenses	129,740	197,843

Operating loss	(129,740)	(197,843)

Other income (expense):
Income (loss) from equity method investment	237,228	(279,112)
Gain on forgiveness of related party note payable	30,000	-
Total other income (expense)	267,228	(279,112)

Income (loss) from operations before taxes	137,488	(476,955)

Provision for income taxes	-	-

Net income (loss)	$137,488	$(476,955)

Revenue

Revenue from operations for the three months ended June 30, 2022, and 2021 was $0. The Company has not yet generated any revenue.

General and administrative

General and administrative expenses for the three months ended June 30, 2022, were $128,142, a decrease of $68,160, or 34.7%, from $196,302 during the three months ended June 30, 2021. This is primarily attributable to a decrease in legal and professional fees of $14,820 a decrease in accounting fees of $17,579, and a decrease in stock-based compensation of $35,000.

Depreciation

Depreciation expense was $1,598 and $1,541 in the three months ended June 30, 2022, and 2021, respectively. Management does not consider such increase as material.

Operating loss

Operating loss for the three months ended June 30, 2022, was $129,740, a decrease of $68,103, or 34.4% from an operating loss of $197,843 during the three months ended June 30, 2021. This is due to the foregoing decrease in general and administrative expenses.

Other income (expense)

During the three months ended June 30, 2022, the Company has total other income of $267,228, consisting of $237,228 of income from the Company’s equity method investment and $30,000 recognized for gain on forgiveness of a related party note payable due to Eric Kennedy. The $237,228 of income from the Company’s equity-method investee is primarily comprised of the following: gain of $518,072 from the sale of equity interest from previously acquired dispensaries, in excess of the carrying cost of the original acquisition, $83,011 of management fees and rental income, and $36,473 of other income, offset by $396,760 of general and administrative expenses and $3,237 of depreciation expense.

During the three months ended June 30, 2021, the Company has total other expense of $279,112, consisting of losses from the Company’s equity method investment. The net loss is primarily comprised of $18,341 of management fees and rental income, offset by $294,611 of general and administrative expenses and $2,825 of depreciation expense.

Net income (loss)

As a result of the foregoing, the Company recorded a net income of $137,488 for the three months ended June 30, 2022, as compared to a net loss of $476,955 for the three months ended June 30, 2021.

Summary of Results of Operations for the six months ended June 30, 2022, and 2021:

(In dollars)	June 30, 2022	June 30, 2021

Revenue	$-	$-

Operating expenses:
General and administrative	255,463	320,999
Depreciation	3,196	3,082
Total operating expenses	258,659	324,081

Operating loss	(258,659)	(324,081)

Other income (expense):
Income (loss) from equity method investment	741,364	(562,304)
Gain on forgiveness of related party note payable	30,000	-
Total other income (expense)	771,364	(562,304)

Income (loss) from operations before taxes	512,705	(886,385)

Provision for income taxes	-	-

Net income (loss)	$512,705	$(886,385)

Revenue

Revenue from operations for the six months ended June 30, 2022, and 2021, was $0. The Company has not yet generated any revenue.

General and administrative

General and administrative expenses for the six months ended June 30, 2022, were $255,463, a decrease of $65,536, or 20.4%, from $320,999 during the six months ended June 30, 2021. This is primarily attributable to a decrease in legal and professional fees of $18,662, a decrease in accounting fees of $12,642, and a decrease in stock-based compensation of $35,000.

Depreciation

Depreciation expense was $3,196 and $3,082 in the six months ended June 30, 2022, and 2021, respectively. Management does not consider such increase as material.

Operating loss

Operating loss for the six months ended June 30, 2022, was $258,659, a decrease of $65,422, or 20.2% from an operating loss of $324,081 during the six months ended June 30, 2021. This is due to the foregoing decrease in general and administrative expenses.

Other income (expense)

During the six months ended June 30, 2022, the Company has total other income of $771,364, consisting of $741,364 of income from the Company’s equity method investment and $30,000 recognized for gain on forgiveness of a related party note payable due to Eric Kennedy. The $741,364 of income from the Company’s equity-method investee is primarily comprised of the following: gain of $1,182,486 from the sale of equity interest from previously acquired dispensaries, in excess of the carrying cost of the original acquisition, $140,467 of management fees and rental income, and $120,824 of other income, offset by $696,034 of general and administrative expenses and $6,062 of depreciation expense.

During the six months ended June 30, 2021, the Company has total other expense of $562,304, consisting of losses from the Company’s equity method investment. The net loss is primarily comprised of $37,050 of management fees and rental income, offset by $593,943 of general and administrative expenses and $5,650 of depreciation expense.

Net income (loss)

As a result of the foregoing, the Company recorded a net income of $512,705 for the six months ended June 30, 2022, as compared to a net loss of $886,385 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had a working capital deficit of $3,040,508 and no cash. As of June 30, 2022, the Company’s current liabilities included $706,349 in accounts payable and accrued liabilities, $52,250 in accounts payable and accrued liabilities related party, $6,771 in accrued interest payable, $744,652 in related party notes payable, $19,838 in other notes payable, $615,000 in settlement payable related party, $169,000 in advances on agreement, $105,523 in contingent liabilities and $621,125 due to affiliates. We have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties, and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultant fees, and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and third-party party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

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

Our condensed consolidated financial statements included elsewhere in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such condensed consolidated financial statements, we had an accumulated stockholders’ deficit of $15,159,605, and had a net income of $512,705 and utilized net cash of $102,185 in operating activities as of and for the six months ended June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal years ended December 31, 2021, and 2020, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our condensed consolidated financial statements included elsewhere in this quarterly report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Sources and Uses of Cash

Operating Activities

During the six months ended June 30, 2022, we used $102,185 of cash in operating activities, resulting from net income of $512,705, net of depreciation expense of $3,196, and income from the Company’s equity-method investment of $741,364. Net change in operating assets and liabilities increased by $153,278, primarily due to an increase in balances due to affiliates of $91,177, and an increase in accounts payable and accrued liabilities (including related party) of $62,101.

During the six months ended June 30, 2021, we used $72,625 of cash in operating activities, resulting from net loss of $886,385, net of depreciation expense of $3,082, stock-based compensation of $35,000, and a loss from the Company’s equity method investment of $562,304. Operating liabilities increased by $213,374, primarily due to an increase in balances due to affiliates of $179,161 and increase in accounts payable and accrued liabilities (including related party) of $34,213.

Investing Activities

There were no cash flows from investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities

During the six months ended June 30, 2022, we received $150,000 in cash from private placement to third parties for shares to be issued. Advances from affiliates totaled $4,185 and repayment amounted to $52,000 in the six months ended June 30, 2022.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2022, and December 31, 2021, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist as of June 30, 2022:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of June 30, 2022, and December 31, 2021. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of June 30, 2022, and December 31, 2021, is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of June 30, 2022, and December 31, 2021.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of June 30, 2022, and December 31, 2021. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of June 30, 2022, and December 31, 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of June 30, 2022, and December 31, 2021, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at June 30, 2022, and December 31, 2021.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of June 30, 2022, and December 31, 2021. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2022, that were not previously disclosed in a Current Report on Form 8-k or Annual Report on Form 10-K.

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

PINEAPPLE, INC.

Dated: August 19, 2022	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

