Form 10-Q/A
period 2022-09-30
PINEAPPLE, INC.
filed 2023-01-30
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 30, 2023,  there were 71,163,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Shares issued and outstanding reflected in 10-Q cover page amended to reflect transaction occurring January 3rd, 2023 reducing shares issued and outstanding by 20,000,000 shares.

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

PINEAPPLE, INC.

Dated: January 30, 2023	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

