Form 10-K
period 2022-12-31
PINEAPPLE, INC.
filed 2023-05-05
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022, was approximately $298,211. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, holders of 10% or more of the registrant’s common stock and their affiliates.

As of May 1, 2023, there were 71,763,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Use of Market and Industry Data

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Annual Report”) includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys, or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey, or article. The information in any such publication, report, survey, or article is not incorporated by reference in this Annual Report.

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

Overview

Pineapple, Inc. (f/k/a Pineapple Express, Inc). (“Pineapple”, the “Company,” “we,” “us” or “our”) is based in Los Angeles, California. The Company procures and leases properties to licensed cannabis operators and provides nationwide hemp-derived CBD sales via online and in-store transactions. Through the Company’s operating subsidiary, Pineapple Express Consulting Inc., it also offers cannabis business licensing and consulting services. The Company’s executive team blends enterprise-level corporate expertise with decades of combined experience operating in the tightly-regulated cannabis industry.

ln addition to the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units for use in retail storefronts and delivery vehicles operated by cannabis retail companies. The Company anticipates beginning sales of the Top Shelf SDS system in the third quarter of 2023.

On March 10, 2023, the Company entered into an Amended Binding Letter of Intent (the “Amended Letter Agreement”), effective as of December 31, 2022 (the “Effective Date”), with its Co-Founder, Jaime Ortega (“Ortega”) where the Company agreed to sell 45.17% of its equity interest (the “PVI Interest”) in Pineapple Ventures, Inc. (“PVI”), in exchange for: (i) the purchase price of twenty million (20,000,000) shares of the Company’s common stock, $0.0000001 par value per share (the “Common Stock”) and (ii) the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc. (“NVI”), respectively, of which both PVI and NVI are wholly owned by Ortega (the “Share Repurchase”). Following the Share Repurchase, there are 71,163,569 shares of the Company’s Common Stock, issued and outstanding.

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

The Company regained current status with its filing obligations in the fourth quarter of 2021, and a licensed broker filed a Form 15c2-11 application in order to remove the caveat emptor symbol and resume quotations on the OTC marketplace. The Company recently cleared the FINRA 15c2-11 process to quote its shares of common stock on the OTC Markets “Current Information” Pink platform, and no longer on the OTC Grey platform.

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

In September 2015, the Company had entered into agreements to issue 500,000 shares of Series A Convertible Preferred Stock to Sky Island, Inc. in exchange for a patent and 100,000 shares of Series A Convertible Preferred Stock to Christopher Plummer as compensation for taking on the role of Chief Compliance Officer. However, both of these issuances were rescinded effective December 31, 2015.

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

On August 7, 2021, the Company entered into a Stock Purchase Agreement (the “CGI Agreement”) with Capital Growth Investments, Inc., a California corporation (“CGI”) and PVI, the Company’s equity-method investee. Pursuant to the Agreement, the Company can acquire up to 50,000 shares of CGI (the “Shares”), which comprise 50% of its issued and outstanding capital stock, from PVI for an aggregate purchase price of $1,000,000. As of December 31, 2021, $100,000 was paid by the Company, which was recorded and presented in Deposit – Stock purchase agreement related party in the Company’s consolidated balance sheets as of December 31, 2021. No shares of CGI will be issued until the full purchase price is paid. Due to a re-evaluation of the asset, the Company cancelled the transaction on August 22, 2022.

On September 28, 2022, the Company sold 100% interest in the Pineapple Park, LLC entity to related party and prior majority shareholder Jaime Ortega for a purchase price of $10,000 paid at execution of a Binding Letter of Intent.

As reported on the Q3 2022 financials, due to circumstances surrounding the California cannabis industry, the Company fully impaired the PVI equity method investment resulting in a $10.8 million one-time impairment expense transaction on the Company’s books. On March 10, 2023, the Company entered into an Amended Binding Letter of Intent (the “Amended Letter Agreement”), effective as of December 31, 2022 (the “Effective Date”), with its Co-Founder, Jaime Ortega (“Ortega”) where the Company agreed to sell 45.17% of its equity interest (the “PVI Interest”) in Pineapple Ventures, Inc. (“PVI”), in exchange for: (i) the purchase price of twenty million (20,000,000) shares of the Company’s common stock, $0.0000001 par value per share (the “Common Stock”) and (ii) the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc. (“NVI”), respectively, of which both PVI and NVI are wholly owned by Ortega (the “Share Repurchase”). Following the Share Repurchase, there are 71,163,569 shares of the Company’s Common Stock, issued and outstanding.

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

Business Overview

Pineapple, Inc. (f/k/a Pineapple Express, Inc). (“Pineapple”, the “Company,” “we,” “us” or “our”) is based in Los Angeles, California. The Company procures and leases properties to licensed cannabis operators and provides nationwide hemp-derived CBD sales via online and in-store transactions. Through the Company’s operating subsidiary, Pineapple Express Consulting Inc., it also offers cannabis business licensing and consulting services. The Company’s executive team blends enterprise-level corporate expertise with decades of combined experience operating in the tightly-regulated cannabis industry.

ln addition to the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units for use in retail storefronts and delivery vehicles operated by cannabis retail companies. The Company anticipates beginning sales of the Top Shelf SDS system in the third quarter of 2023.

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

Consulting Services

The Pineapple management team understands the consulting, licensing, development, and compliance areas of the cannabis business and has hands-on operational experience in dispensary management from previous employment in the cannabis industry. Currently, the Company is not pursuing any consulting revenue. The Company anticipates selling the Top Shelf Safe Display System in the third fiscal quarter of 2023.

On October 12, 2016, Better Business Consultants, Inc.’s, Pineapple Express One, LLC’s (“PE1”), and Pineapple Express Two, LLC’s (“PE2”) rights under a purchase contract with United Pentecostal Church of Desert Hot Springs (“UPCDHS”) to purchase 3.78 acres and existing building structures was terminated by UPCDHS. BBC, PE1, and PE2 were unsuccessful in recouping any of the $1.5 million in costs associated with deposits to UPCDHS towards the acquisition of the parcel, as well as paid and unpaid development costs expended regarding the parcel. BBC, PE1, and PE2 attempted to resolve the matter amicably with UPCDHS and the ultimate acquirer of the parcel, which gained the benefit of the development costs expended by BBC, PE1, and PE2 in improving the value of the parcel as well as the conditional use permit tied to the real estate. As a result, BBC, PE1, and PE2 were sold by us to a related party and our prior majority shareholder, Jaime Ortega. Mr. Ortega, the new owner of BBC, PE1, and PE2, advised management that he would address the matter with UPCDHS as well as the purchaser of the parcel, and also resolve any debts to vendors that went unpaid, through litigation. As of this date, this action was found to be the culmination of a multiplicity of actions and cross-actions arising from the claims to title relating to certain real property more commonly known as 65241 San Jacinto Lane, Desert Hot Springs, California, 92240-5014 and construction disputes for building projects thereon. BBC, PE1 and PE2 were dismissed from this action and will only be subject to a deficiency judgment, if any, when the property is sold.

On April 5, 2017, the Company entered into a real estate purchase transaction for a 1.26-acre parcel of land in Desert Hot Springs, CA (the “Desert Hot Springs Property”). The Desert Hot Springs Property purchase was finalized on July 24, 2017, for $700,000 and the Company took possession of the Desert Hot Springs Property. In order to finance this purchase, the Company borrowed $700,000 from a related party entity, Sky Island, Inc., controlled by our prior majority shareholder, Jaime Ortega.

On June 20, 2017, the Desert Hot Springs Property was sold to Hawkeye, LLC in order to reduce a debt owed to them by the Company.

Employees

As of December 31, 2022, the Company had no full-time employees, four independent contractors, and no part-time employees.

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

We have incurred significant losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future; our auditors have included in their audit report for the fiscal year ended December 31, 2022, an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have incurred significant net losses in each year since our inception, including net losses of $7,856,392 for the fiscal year ended December 31, 2022, and $1,104,819 for the fiscal year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $23,528,700. We anticipate incurring additional losses until such time we can generate significant revenues, and/or reduce operating costs. To date, we have generated minimal revenues and have financed our operations exclusively through the sale of our equity and debt securities. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. We expect a continued increase in our expenses associated with our operations as we are currently a reporting publicly traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses and assets, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit reports for the fiscal years ended December 31, 2022, and 2021, a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $1,376,972 as of December 31, 2022, and to continue as a going concern, is dependent on us generating substantial revenues and/or obtaining adequate capital to fund operating losses until we become profitable. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of our going concern qualification, there is an increased risk that you could lose the entire amount of your investment in our Company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Some of the Company’s former equity-method investee, PVI’s, business activities and the business activities of some of PVI’s customers, while believed to be compliant with applicable state law, are illegal under federal law because they violate the Federal Controlled Substances Act. If we or our customers are closed by law enforcement authorities, it will materially and adversely affect our business.

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

Due to the nature of our business and the fact that our former equity method investee, PVI’s, contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in federal and certain state courts. The inability to enforce any of our contracts could have a material adverse effect on our business, operating results, financial condition, or prospects.

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

Due to our ancillary involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

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

As of December 31, 2022, 37 states and the District of Columbia, the Northern Mariana Islands, Guam and Puerto Rico have passed laws allowing some degree of medical use of cannabis, while eighteen (18) of those states and the District of Columbia, the Northern Mariana Islands, and Guam, have also legalized the adult-use of cannabis. There can be no assurance that number of states that allow the use of medicinal and recreational cannabis will grow, and if it does not, there can be no assurance that the 37 existing states and/or the District of Columbia will not reverse their position and make medicinal and recreational cannabis illegal again. If either of these things happens, then not only will the growth of our business be materially impacted, but we may experience declining revenue as the market for our products and services declines.

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

We rely heavily on the expertise, experience and continued services of Matthew Feinstein, our Chief Financial Officer, Shawn Credle, our Chief Executive Officer, Joshua Eisenberg, our Chief Operating Officer, and Marco Rullo, our Chief Strategy Consultant. The loss of Mr. Feinstein, Mr. Credle, Mr. Eisenberg, or Mr. Rullo, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate Mr. Feinstein, Mr. Credle, Mr. Eisenberg, and Mr. Rullo, as well as other personnel, through competitive cash and equity compensation, but there can be no assurance that these programs will allow us to retain key personnel or hire new key personnel. As a result, if any member of our key personnel were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. Mr. Feinstein, Mr. Credle, Mr. Eisenberg, and Mr. Rullo were the only key persons that we were dependent upon as of December 31, 2022.

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

Prior to April 28, 2016, our common stock was quoted on the OTC Pink Marketplace. On April 28, 2016, the SEC suspended the trading of our Common Stock due to unexplained market activity. It is management’s belief that such activity was spawned by news of a public figure investing into the Company. The trading suspension ended on May 11, 2016 and as of the date hereof, a licensed broker filed a Form 15c2-11 to resume quotations on the OTC marketplace, since the Company regained current status with its filing obligations. That application was deemed complete by FINRA which resulted in public quotations to commence on the OTC Markets platform as of February 2023.

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

We regained current status with our filing obligations in the fourth quarter of 2021, and a licensed broker filed a Form 15c2-11 application that was deemed complete in order to remove the caveat emptor symbol and resume quotations on the OTC marketplace. Should the OTC Markets Group refuse to remove the caveat emptor symbol, our common stock may never be able to transition from the OTC Pink Market, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our stock price may be subject to increased volatility, making it difficult or impossible for you to resell shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our shared headquarters is located in Los Angeles, California, where we lease office space of approximately 2,300 sq ft pursuant to a new two-year lease effective July 29, 2020, at a monthly lease amount of approximately $9,000 of which $8,000 per month has been paid by our co-tenant Pineapple Ventures, Inc., through year-end 2022. The above property was leased by Pineapple Inc. from May 2016 up to July 2022. PVI then took over the lease obligation as of July 2022. We have been at this location for seven years.

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

Sharper, Inc. v. Pineapple Express, Inc., et al., Los Angeles Superior Court Case Number: 18SMCV00149, filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. The matter was arbitrated, and the arbitrator issued a final award in favor Petitioner in or about September 4, 2019, for the principal amount of $15,375. The award was reduced to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against the Company without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of December 31, 2022, and 2021, is $105,523.

Cunningham v. Pineapple Express, Inc, Los Angeles Superior Court Case Number: BS171779, Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,674. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of December 31, 2022, and 2021.

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

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc. JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of December 31, 2022, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc. This is a claim for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. Management intends for the creditor to be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of December 31, 2022, and 2021, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc. This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. Management intends for the creditor to be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at December 31, 2022, and 2021.

Novinger v. Pineapple Express, Inc. Los Angeles Superior Court Case Number: 20CHLC10510, filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to the Company without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851. On September 23, 2020, a default judgment was entered against Pineapple Express, Inc. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to Defendant. The settlement amount of $30,851 has been accrued for in notes payable, related party as of December 31, 2022, and 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTC Pink Market under the ticker symbol “PNPL”. As of December 31, 2022, there were 376 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2021	High	Low
Quarter ended December 31	$0.75	$0.00
Quarter ended September 30	$1.00	$0.05
Quarter ended June 30	$0.05	$0.00
Quarter ended March 31	$1.00	$0.00

2022	High	Low
Quarter ended December 31	$0.12	$0.00
Quarter ended September 30	$0.28	$0.01
Quarter ended June 30	$0.02	$0.01
Quarter ended March 31	$0.02	$0.01

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

For the fiscal year ended December 31, 2022

The Company received stock subscriptions totaling $150,000 for 400,000 shares at $0.25 per share during Q1 2022 and 100,000 shares at $0.50 per share during Q2 2022. As of December 31, 2022, the shares were not yet issued, and the Company recorded the shares to be issued of $150,000. The shares were issued in February 2023.

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

The independent registered public accounting firms’ reports on the Company’s financial statements as of December 31, 2022, and 2021, and for the years then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

Introduction

The Company has spent the last several years recasting the direction of the Company. We intend to take advantage of the opportunities that have been identified in the ancillary services market for the cannabis sectors that are “non plant-touching”.

Our Business

The Company procures and leases properties to licensed cannabis operators and provides nationwide hemp-derived CBD sales via online and in-store transactions. Through the Company’s operating subsidiary, Pineapple Express Consulting Inc., it also offers cannabis business licensing and consulting services. The Company’s executive team blends enterprise-level corporate expertise with decades of combined experience operating in the tightly-regulated cannabis industry.

ln addition to the foregoing business ventures, the Company was also assigned a patent for the proprietary Top Shelf Safe Display System (“SDS”) for use in permitted cannabis dispensaries and delivery vehicles across the United States and internationally (where permitted by law), on July 20, 2016, by Sky Island, Inc. (the “SDS Patent”) via a Patent Assignment Agreement (the “Patent Assignment Agreement”). The SDS Patent was originally applied for and filed on August 11, 2015, by Sky Island, Inc. and received its notice of allowance from the United States Patent and Trademark Office on March 22, 2017. It is anticipated that the Top-Shelf SDS product shall retail for $30,000 per unit. Pineapple intends to sell the Top-Shelf SDS units for use in retail storefronts and delivery vehicles operated by cannabis retail companies. The Company anticipates beginning sales of the Top Shelf SDS system in the third quarter of 2023.

On March 10, 2023, the Company entered into an Amended Binding Letter of Intent (the “Amended Letter Agreement”), effective as of December 31, 2022 (the “Effective Date”), with its Co-Founder, Jaime Ortega (“Ortega”) where the Company agreed to sell 45.17% of its equity interest (the “PVI Interest”) in Pineapple Ventures, Inc. (“PVI”), in exchange for: (i) the purchase price of twenty million (20,000,000) shares of the Company’s common stock, $0.0000001 par value per share (the “Common Stock”) and (ii) the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc. (“NVI”), respectively, of which both PVI and NVI are wholly owned by Ortega (the “Share Repurchase”). Following the Share Repurchase, there are 71,163,569 shares of the Company’s Common Stock, issued and outstanding.

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

In September 2015, the Company had entered into agreements to issue 500,000 shares of Series A Convertible Preferred Stock to Sky Island, Inc. in exchange for a patent and 100,000 shares of Series A Convertible Preferred Stock to Christopher Plummer as compensation for taking on the role of Chief Compliance Officer. However, both of these issuances were rescinded effective December 31, 2015.

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

On August 7, 2021, the Company entered into a Stock Purchase Agreement (the “CGI Agreement”) with Capital Growth Investments, Inc., a California corporation (“CGI”) and PVI, the Company’s equity-method investee. Pursuant to the Agreement, the Company can acquire up to 50,000 shares of CGI (the “Shares”), which comprise 50% of its issued and outstanding capital stock, from PVI for an aggregate purchase price of $1,000,000. As of December 31, 2021, $100,000 was paid by the Company, which was recorded and presented in Deposit – Stock purchase agreement related party in the Company’s consolidated balance sheets as of December 31, 2021. No shares of CGI will be issued until the full purchase price is paid. Due to a re-evaluation of the asset, the Company cancelled the transaction on August 22, 2022.

On September 28, 2022, the Company sold 100% interest in the Pineapple Park, LLC entity to related party and prior majority shareholder Jaime Ortega for a purchase price of $10,000 paid at execution of a Binding Letter of Intent.

As reported on the Q3 2022 financials, due to circumstances surrounding the California cannabis industry, the Company fully impaired the PVI equity method investment resulting in a $10,787,652 expense transaction on the Company’s books. On March 10, 2023, the Company entered into an Amended Binding Letter of Intent (the “Amended Letter Agreement”), effective as of December 31, 2022 (the “Effective Date”), with its Co-Founder, Jaime Ortega (“Ortega”) where the Company agreed to sell 45.17% of its equity interest (the “PVI Interest”) in Pineapple Ventures, Inc. (“PVI”), in exchange for: (i) the purchase price of twenty million (20,000,000) shares of the Company’s common stock, $0.0000001 par value per share (the “Common Stock”) and (ii) the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc. (“NVI”), respectively, of which both PVI and NVI are wholly owned by Ortega (the “Share Repurchase”). Following the Share Repurchase, there are 71,163,569 shares of the Company’s Common Stock, issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2022 and 2021, which are included herein.

Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

	Year Ended
	December 31,
	2022	2021	Changes	%

Revenue	$-	$-	$-	-

Operating Expenses
General and administrative	(23,421)	(20,587)	(2,834)	14%
Professional fees	(210,828)	(392,406)	181,578	(46)%
Professional fees - related parties	-	(340,000)	340,000	100%
Management consulting fees - related parties	(233,000)	(217,000)	(16,000)	7%
Depreciation	(6,165)	(6,393)	228	(4)%
	(473,414)	(976,386)	502,972	(52)%

Other Income (Expenses)
Income (loss) from equity-method investment	1,499,355	(200,318)	1,699,673	-
Gain on forgiveness of related party note payable	30,000	-	30,000	100%
Gain on sale of subsidiary – related party	386,287	-	386,287	-
Gain on settlement of debt	-	77,360	(77,360)	(100)%
Other expense	-	(5,475)	5,475	100%
Loss on impairment of equity-method investment	(10,787,652)	-	(10,787,652)	(100)%
Gain on forgiveness of debt to related party	12,000	-	12,000	100%
Gain on extinguishment of debt– related parties	1,477,032	-	1,477,032	100%
	(7,382,978)	(128,433)	(7,254,545)	5649%

Net Loss	$(7,856,392)	$(1,104,819)	$(6,751,573)	611%

Revenues

The Company did not recognize any revenue during the year ended December 31, 2022 and 2021.

Operating Expenses

The Company incurred operating expenses of $473,414 for the year ended December 31, 2022, a decrease of 52% from operating expenses of $976,386 for the year ended December 31, 2021 mainly due to the decrease in professional fees. During the year ended December 31, 2021, the Company issued 1,570,000 shares for services to the Company’s directors, consultants and officers for total fair value of $340,000 recorded under professional fees to related parties in the statements of operations. The decrease in professional fees also attributed to the decrease in legal and accounting fees.

Other Income (Expenses)

The Company incurred other expenses of $7,382,978 for the year ended December 31, 2022, an increase of $7.2M from other expenses of $128,433 for the year ended December 31, 2021. During the year ended December 31, 2022, the Company incurred loss on impairment of equity investment in PVI of $10,787,652, offset by income from equity investment in PVI of $1,499,355 during the nine months ended September 30, 2022 prior to full impairment of the equity investment, gain on extinguishment on of debt to PVI and NVI from disposal of the equity investment in PVI of $1,477,032, gain on sale of the Company’s wholly owned subsidiary Pineapple Park, LLC, gain on forgiveness of related party note to the Company’s former director of $30,000 and gain on forgiveness of debt to the former director of the Company upon her resignation. During the year ended December 31, 2021, the Company incurred loss from the equity investment in PVI of $200,318 and other expense of $5,475, offset by gain on debt settlement of $77,360.

Net Loss

The Company incurred net loss of $7,856,392 for the year ended December 31, 2022, an increase of $6.7M from net loss of $1,104,819 for the year ended December 31, 2021. The increase in net loss was mainly due to loss on impairment of equity investment in PVI of $10.8M.

Liquidity and Financial Condition

Working Capital

	As of	As of
	December 31,	December 31,
	2022	2021	Changes	%

Current Assets	$-	$100,000	$(100,000)	(100%)
Current Liabilities	$1,376,972	$3,065,044	$(1,688,072)	(55%)
Working Capital Deficiency	$(1,376,972)	$(2,965,044)	$1,588,072	(54%)

Our total current assets decreased from $100,000 as of December 31, 2021 to $0 as of December 31, 2022 due primarily to the decrease in deposit on stock purchase agreement to related party of $100,000. The Company does not have any cash as of December 31, 2022 and 2021.

Our total current liabilities decreased from $3,065,044 as of December 31, 2021 to $1,376,972 as of December 31, 2022 due primarily to the decrease in notes payable to related party and due to affiliates due to debt extinguishment of debts resulted from the disposal of the equity investment in PVI and the decrease in accounts payable and accrued liabilities.

Our working capital deficit on December 31, 2022 was $1,376,972 as compared to working capital deficit of $2,965,044 as of December 31, 2021. The decrease in working capital deficit was mainly attributed to the decrease in amount due to PVI and NVI group and accounts and accrued liabilities.

The Company have funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties, and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultant fees, and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and third-party party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

We intend to continue raising additional capital through the issuance of equity and debt securities for cash .There can be no assurance that these funds will be available on terms acceptable to us, if at all, or will be sufficient to enable us to fully complete our development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead and operations, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Our audited consolidated financial statements included in this annual report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $23,528,700 and had a net loss of $7,856,392 and utilized net cash of $207,265 in operating activities as of and for the year ended December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal years ended December 31, 2022, and 2021, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included in this annual report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash Flows

	Year Ended
	December 31,
	2022	2021	Changes	%

Cash flows used in operating activities	$(207,265)	$(53,125)	$(154,140)	290%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	207,265	53,125	154,140	290%
Net changes in cash	$-	$-	$-	-

Operating Activities

Net cash used in operating activities was $207,265 for the year ended December 31, 2022, compared with $53,125 net cash used in operating activities during the year ended December 31, 2021.

During the year ended January 31, 2023, net cash used in operating activities was attributed to net loss of $7,856,392, increased by income from equity investment of $1,499,355, gain on debt extinguishment of $1,477,032, gain on forgiveness of related party note of $30,000 and gain on debt forgiveness of $12,000, and was offset by loss on impairment of equity investment of $10,787,652 and depreciation of $6,165 and increased by a net change in operating assets and liabilities of $126,303.

During the year ended December 31, 2021, net cash used in operating activities was attributed to net loss of $1,104,819, increased by gain on debt settlement of $77,360, and offset by stock-based compensation of $340,000, loss from equity investment of $200,318 and a net change in operating assets and liabilities of $582,34.

Investing Activities

During the year ended December 31, 2022 and 2021, the Company did not have any investing activities.

Financing Activities

During the year ended December 31, 2022, net cash from financing activities was $207,265 compared to $53,125 during the year ended December 31, 2021.

Proceeds from financing activities during the year ended December 31, 2022, were derived from proceeds from stock subscription of $150,000 and proceeds from related party notes of $119,285, offset by repayments of related party notes of $62,020.

Proceeds from financing activities during the year ended December 31, 2021, were derived from proceeds for issuance common stock of $284,000 and proceeds from related party notes of $58,075, offset from repayment of related party notes of $288,950.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Estimates

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

Stock-based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. As of the fiscal year ended December 31, 2022, and 2021, there were no outstanding warrants or options.

Investments – Equity Method

The Company accounts for its equity method investment (“PVI”) at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2022, management has identified indicators of other-than-temporary impairment that have led to the conclusion that the carrying value of its equity method investment is not recoverable. As a result, the Company has recorded an impairment write-down in the consolidated statements of operations for the year ended December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Pineapple, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pineapple, Inc. (the “Company”) as of December 31, 2022 and 2021, and the consolidated related statements of operations, stockholders’ equity(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue. The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity and/or convertible debt financing.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Completeness of litigation and claims accruals

As disclosed in Note 12 to the consolidated financial statements, the Company is involved in various legal proceedings. The Company assesses the need to make a provision or to disclose a contingent liability on a case-by-case basis considering the underlying facts of each litigation. The eventual outcome of the litigations is uncertain and estimation at the balance sheet date involves extensive judgement of management including input from legal counsel due to the complexity of each litigation.

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

Lakewood, CO

May 4, 2022

PINEAPPLE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$-	$-
Deposit on stock purchase agreement – related party	-	100,000
Total Current Assets	-	100,000

Property and equipment, net of depreciation	2,358	8,524
Equity-method investment	-	9,288,298
Total Assets	$2,358	$9,396,822

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$398,489	$715,546
Accounts payable - related party	31,500	16,500
Accrued interest payable	6,771	6,771
Settlement payable - related party	615,000	615,000
Due to affiliates	-	529,948
Notes payable-related party	30,851	886,918
Notes payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	105,523	105,523
Total Current Liabilities	1,376,972	3,065,044

Total Liabilities	1,376,972	3,065,044

Commitments and contingencies (note 12)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 71,163,569 shares and 91,163,569 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	7	9
Subscription received – shares to be issued	150,000	-
Additional paid-in-capital	22,004,079	22,004,077
Accumulated deficit	(23,528,700)	(15,672,308)
Total Stockholders’ Equity(Deficit)	(1,374,614)	6,331,778
Total Liabilities and Stockholders’ Equity (Deficit)	$2,358	$9,396,822

The accompanying notes are an integral part of these consolidated financial statements.

PINEAPPLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

	For the Year Ended December 31,
	2022	2021
Revenue	$-	$-

Operating Expenses
General and administrative	23,421	20,587
Professional fees	210,828	392,406
Professional fees - related parties	-	340,000
Management consulting fees - related parties	233,000	217,000
Depreciation	6,165	6,393
Total Operating Expenses	473,414	976,386

Operating loss	(473,414)	(976,386)

Other Income (Expense)

Income (loss) from equity-method investment	1,499,355	(200,318)
Gain on forgiveness of related party note payable	30,000	-
Gain on sale of subsidiary - related party	386,287	-
Gain on settlement of debt	-	77,360
Other expense	-	(5,475)
Loss on impairment of equity-method investment	(10,787,652)	-
Gain on forgiveness of debt to related party	12,000	-
Gain on extinguishment of debt– related parties	1,477,032	-
Total Other Expense	(7,382,978)	(128,433)

Loss from operations before taxes	(7,856,392)	(1,104,819)

Provision for income taxes	-	-

Net Loss	$(7,856,392)	$(1,104,819)
Net Loss Per Share – Basic and Diluted	$(0.09)	$(0.01)
Weighted Average Common Shares – Basic and Diluted	91,108,774	89,138,014

The accompanying notes are an integral part of these consolidated financial statements.

PINEAPPLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid in	Accumulated	Subscriptions received, shares to	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	be issued	(Deficit)
Balance as of January 1, 2021	88,461,200	$8	$21,297,078	$(14,567,489)	$-	$6,729,597
Common stock issued for services	1,570,000	-	340,000	-	-	340,000
Common stock issued for cash	2,630,000	1	283,999	-	-	284,000
Cancellation of common stock pursuant to arbitration agreement	(1,829,631)	-	-	-	-	-
Common stock issued against earned compensation	132,000	-	33,000	-	-	33,000
Common stock issued against related party debt	200,000	-	50,000	-	-	50,000
Net loss	-	-	-	(1,104,819)		(1,104,819)
Balance as of December 31, 2021	91,163,569	$9	$22,004,077	$(15,672,308)	$-	$6,331,778
Common stock subscription received	-	-	-	-	150,000	150,000
Cancellation of common stock pursuant to equity investment sale agreement	(20,000,000)	(2)	2	-	-	-
Net loss	-	-	-	(7,856,392)	-	(7,856,392)
Balance as of December 31, 2022	71,163,569	$7	$22,004,079	$(23,528,700)	$150,000	$(1,374,614)

The accompanying notes are an integral part of these consolidated financial statements.

PINEAPPLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years  Ended December 31, 2022 and 2021

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(7,856,392)		(1,104,819)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	6,165		6,393
Gain on debt forgiveness	(12,000)		-
Gain on debt settlement	-		(77,360)
Gain on debt extinguishment	(1,477,032)		-
Stock-based compensation	-		340,000
Loss (income) from equity-method investment	(1,499,355)		200,318
Gain on forgiveness of related party note payable	(30,000)		-
Loss on impairment of equity-method investment	10,787,652		-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(255,053)		120,977
Accounts payable related party	15,000		16,500
Contingent liabilities	-		5,475
Due from affiliates	5,282		-
Due to affiliates	108,468		439,391
Net cash used in operating activities	(207,265)		(53,125)

Cash Flows from Financing Activities
Proceeds for issuance from common stock	-		284,000
Proceeds from stock subscriptions	150,000		-
Proceeds from related party notes payable	119,285		58,075
Repayments of related party notes payable	(62,020)		(288,950)
Net cash provided by financing activities	207,265		53,125

Net Change in Cash	-		-
Cash, Beginning of Year	-		-
Cash, End of Year	$-		$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Supplemental Disclosures of Non-Cash Financing Activities
Liabilities settled by affiliate	$156,775		$-
Gain on forgiveness of related party note payable	$30,000		$-
Gain on sale of subsidiary	$386,287		$-
Termination of stock purchase agreement	$100,000		$-
Cancellation of common stock pursuant to equity investment sale agreement	$2	$
Deposit on stock purchase agreement	$-		$100,000
Common stock issued to settle payable	$-		$33,000
Related party debt issued for relief of accounts payable	$-		$218,734
Common stock issued as settlement of related party debt	$-		$50,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company owned 45,173 shares of capital stock of PVI representing 45.17% ownership interest in PVI. This amendment was entered into to correct the original agreement and properly reflected the value of the Company’s stock at the time of the initial agreement. In September 2022, the Company recorded full impairment on the equity investment of $10,787,652.

On March 10, 2023, the Company entered into an Amended Binding Letter of Intent effective as of December 31, 2022 with Mr. Ortega where the Company agreed to sell 45.17% of its equity interest in Pineapple Ventures, Inc., in exchange for the purchase price of 20,000,000 shares of the Company’s common stock at $0.0000001 par value per share and the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc., respectively, of which both PVI and NVI are wholly owned by Ortega.

On September 28th, 2022, the Company signed a letter of intent with Jaime Ortega for the sale of 100% interest of Pineapple Park, LLC (“PP”), in exchange for forgiveness of $10,000 of the existing note due to Ortega’s 100% owned entity, Neu-Ventures, Inc. The Entity has accordingly been removed from the Company’s basis of  consolidated financial statements, which resulted in a decrease in the consolidated balance of accounts payable of $376,287  and a decrease in related party notes payable of $10,000. The sale of the Entity resulted in a gain of $386,287, which has been recorded in the consolidated statement of operations for the year ended December 31, 2022.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2022 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Level 1-	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2-	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3-	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2022 and 2021, the Company had no cash and cash equivalents.

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

Investment – Equity Method

The Company accounts for its equity method investment (“PVI”) at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2022, management has identified indicators of other-than-temporary impairment that have led to the conclusion that the carrying value of its equity method investment is not recoverable. As a result, the Company has recorded an impairment write-down in the consolidated statements of operations for the year ended December 31, 2022. Refer to Note 6 for disclosures relating to impairment of the Company’s equity method investment.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. At December 31, 2022 and 2021, the Company had no options or warrants outstanding and no shares issuable for conversion of notes payable.

Income Taxes

The asset and liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactment of changes in the tax law or rates.

The Company adopted ASC 740 “Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

The determination of recording or releasing tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized.

Stock-based Compensation

The value of restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur.

Recently Adopted and Pending Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $23,528,700 as of December 31, 2022, incurred a net loss of $7,856,392, principally related to the $10,787,652 loss on impairment of the Company’s equity-method investee,  and utilized net cash of $207,265 in operating activities during the year ended December 31, 2022.

The Company has incurred net losses in all prior years including year end 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of its common stock and from issuance of its short-term on demand loans, primarily from related parties. The Company intends to raise additional capital in the short term through addition of demand loans and, once the up listing to a higher exchange is completed, through private placements to sell restricted shares of common stock to investors. There can be no assurance that these funds will be available on terms acceptable to the Company, or at all, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. During the year ended December 31, 2022, the Company raised approximately $150,000 from the sale of its common stock.

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

Note 4 – Deposit on Stock Purchase Agreement – Related Party

On August 7, 2021, the Company entered into a Stock Purchase Agreement (the “CGI Agreement”) with Capital Growth Investments, Inc., a California corporation (“CGI”) and PVI, the Company’s equity-method investee. Pursuant to the Agreement, the Company can acquire up to 50,000 shares of CGI (the “Shares”), which comprise 50% of its issued and outstanding capital stock, from PVI for an aggregate purchase price of $1,000,000. As of March 31, 2022 and December 31, 2021, $195,000 and $100,000, respectively, was paid by the Company, which was recorded and presented in Deposit-Stock purchase agreement related party, in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021. No shares of CGI will be issued until the full purchase price is paid.

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

In June 2022, both parties agreed to extend the closing date to August 5, 2022. On August 8, 2022, both PVI and CGI mutually agreed to terminate the Stock Purchase Agreement. No shares of CGI had been issued to date, as only $195,000 of the full $1,000,000 purchase price had been paid and the terms of the agreement require the transaction to be fully funded before transferring shares. The balance of the deposit, which had been presented in the Consolidated Balance Sheets as Deposit on stock purchase agreement – related party, was reversed in the Q2 2022 period. The balance of Notes payable-related party has been reduced by $100,000 and the balance of Due to related parties has been reduced by $95,000.

As of December 31, 2022 and 2021, the deposit on stock purchase agreement – related party was $0 and $100,000, respectively.

Note 5 – Property and Equipment

Property and equipment as of December 31, 2022 and 2021 is summarized as follows:

	December 31, 2022	December 31, 2021
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Total property and equipment	55,473	55,473
Less: Accumulated depreciation	(53,115)	(46,949)
Total property and equipment, net	$2,358	$8,524

Depreciation expense for the years ended December 31, 2022 and 2021 was $6,165 and $6,393, respectively.

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

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company owned 45,173 shares of capital stock of PVI which represents 45.17% ownership interest in PVI. This amendment was entered into to correct the original agreement and properly reflect the value of the Company’s stock at the time of the initial agreement.

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

Previously, PVI has invested in established cannabis businesses, funded cannabis start-up businesses, managed the aforementioned businesses for a management fee, and in some instances subleased property to these businesses for a profit. However, as of September 1, 2022, PVI shifted its primary focus to being a “non-plant touching” entity through development of cannabis assets and resale of the same for a profit in partnership with its affiliate entities, hemp CBD retail management services for a fee, and leasing and subleasing cannabis retail properties for a profit. PVI no longer operates or partially owns cannabis assets and acts only as a consultant for the purpose of facilitating development of those assets through PNPL Holdings, Inc. PNPL Holdings, Inc. is wholly-owned by Matthew Feinstein and, as such, is a related party to Pineapple, Inc. PVI no longer receives a 10% management fee for these cannabis entities and is now completely a non-plant touching ancillary service provider to the cannabis industry. As of September 30, 2022, PVI carries no ownership of any cannabis assets. However, PVI did own the following cannabis assets as of September 30, 2022 (these portions of ownership were transferred to PNPL Holdings, Inc.):

●	Capital Growth Investments, Inc. (“CGI”): 20% as of September 30, 2022 (delivery, cultivation, manufacturing, and distribution)
●	Universal Herbal Center, Inc (“UHC”): 20% as of September 30, 2022 (delivery, manufacturing, distribution, and dispensary).
●	PNPLXPRESS, Inc. (“PXI”): 10% equity interest as of September 30, 2022 (delivery and dispensary).
●	PNPLXPRESS II, Inc (“Northeast LA Dispensary”): 49% equity interest as of September 30, 2022 (delivery and dispensary).

During September 2022, the ownership percentages previously owned by PVI were transferred to PNPL Holdings, Inc. During the nine months ended September 30, 2022, three of the above cannabis assets (CGI, UHC and PXI) generated revenue while PVI held ownership. As noted above, as of September 30, 2022, PVI no longer has any ownership in these entities.

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

The Company has recorded an income from equity investment of $1,499,355 during the year ended December 31, 2022, to recognize the above amounts for the nine-month period ended September 30, 2022.

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

As such, PNPL has recorded an impairment charge of $10,787,652 during the nine month period ended September 30, 2022. These non-cash impairment charges are included in other income and expenses in the consolidated statement of operations for the year ended December 31, 2022.

On March 10, 2023, the Company entered into an Amended Binding Letter of Intent effective as of December 31, 2022 with Mr. Ortega where the Company agreed to sell 45.17% of its equity interest in Pineapple Ventures, Inc., in exchange for the purchase price of 20,000,000 shares of the Company’s common stock at $0.0000001 par value per share and the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc., respectively, of which both PVI and NVI are wholly owned by Ortega. During the year ended December 31, 2022, the Company recognized gain on extinguishment of debt to PVI and Neu-Ventures, Inc. of $1,477,032.

As of December 31, 2022, the Company did not hold any equity investments.

Note 7 – Notes Payable, Related Party

Notes payable-related party, are comprised of the following as of December 31, 2022 and 2021:

Noteholder	Due	Interest Rate	Secured	December 31, 2022	December 31, 2021
Eric Kennedy	Demand	0%	No	-	30,000
Rob Novinger	Demand	0%	No	30,851	30,851
Neu-Ventures, Inc.	Demand	0%	No	-	826,067
Total				$30,851	$886,918

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

During the year ended December 31, 2022, Eric Kennedy forgave the amount due from the Company, as he was not awaiting repayment for any funding he had provided to the Company during previous years. This settlement has been recorded as a gain on forgiveness of related party note payable in the Consolidated Statements of Operations. The balance of the former related party notes payable is zero as of December 31, 2022. There has been no activity during the year ended December 31, 2022.

Rob Novinger (shareholder)

Rob Novinger is a shareholder and creditor to the Company. There was no activity during the year ended December 31, 2022. The balance of the related party note payable is $30,851 as of December 31, 2022 and 2021.

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

In pursuant to the agreement for the disposal of 45.17% equity investment in Pineapple Venture, Inc. effective as of December 31, 2022, the loan to Neu-Ventures was fully extinguished.

Note 8 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of December 31, 2022 and 2021, is $26,609, which includes principal of $19,838 and $6,771 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a director of the Company. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest. There has been no activity during the years  ended December 31, 2022 and 2021.

Note 9 – Settlement Payable-Related Party

At December 31, 2022 and 2021, the settlement payable related party balance consists of the following:

Noteholder	December 31, 2022	December 31, 2021
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018. There has been no activity during the year ended December 31, 2022. This balance remains outstanding as of December 31, 2022 and 2021, and is classified as settlement payable-related party on the Company’s consolidated balance sheets.

Note 10 – Advances on Agreements

At December 31, 2022 and 2021, advances on agreements balance consist of the following:

Noteholder	December 31, 2022	December 31, 2021
Investor One and Investor Two	169,000	169,000

Advances on Agreements	$169,000	$169,000

Investor One

On February 16, 2016, the Company entered into a Binding Letter of Intent (“BLOI1”) with Investor One that the Company deemed a financing agreement for the purchase of a certain property (APN: 665-030-044), and upon completion of development of the acquired property, subsequently a revenue share agreement that was for the following considerations: (i) payment by Investor One of $125,000, representing one-half the purchase price of the property, (ii) the Company would have repurchased the financed property for $187,500 within one year of the purchase, and (iii) “rent” payments of $3,750 per month would have occurred during the referenced one year period.

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019, until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. There was no activity during the years ended December 31, 2022 and 2021.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding, and 71,163,569  shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company cancelled 20,000,000 shares of common stock at $0.000001 par value in pursuant to equity investment disposal agreement with Pineapple Ventures, Inc.

During the year ended December 31, 2021, the Company sold 2,630,000 shares of common stock for total cash consideration of $284,000 pursuant to private offering.

During the year ended December 31, 2021, the Company issued 1,570,000 shares for services to the Company’s directors, consultants and to the Company’s officers for total fair value of $340,000.

During the year ended December 31, 2021, the Company issued 132,000 shares to a Company’s director with fair value of $33,000 as settlement of past payable.

During the year ended December 31, 2021, the Company cancelled 1,829,631 shares of common stock pursuant to a settlement agreement.

During the year ended December 31, 2021, the Company issued 200,000 shares of common stock as settlement of a related party (Neu Venture, Inc.) debt. The fair value of these shares totaled $50,000, which was offset against the note payable due to Neu-Venture, Inc.

As of December 31, 2022 and 2021, the issued and outstanding common stock was 71,163,569 shares and 91,163,569 shares, respectively.

Subscription received - shares to be issued

During the year ended December 31, 2022, the Company received stock subscriptions totaling $150,000 for 400,000 shares at $0.25 per share during Q1 2022 and 100,000 shares at $0.50 per share during Q2 2022. As of December 31, 2022, the shares were not yet issued, and the Company recorded the shares to be issued of $150,000.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of December 31, 2022 and 2021. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of December 31, 2022 and 2021 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,684. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of December 31, 2022 and 2021.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of December 31, 2022, and 2021. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of December 31, 2022 and 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of December 31, 2022 and 2021, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at December 31, 2022 and 2021.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of December 31, 2022 and 2021. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

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

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes arising from temporary differences that are related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions as of December 31, 2022, and 2021.

No federal tax provision has been provided for the years ended December 31, 2022 and 20201 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2022 and 2021.

The reconciliation of the federal statutory rate to the effective tax rate is as follows as of December 31, 2022 and 2021:

	2022	2021
U.S federal statutory tax rate	21%	21%
State tax, net of deferral tax benefit	7%	7%
Related party interest	0%	0%
Change in valuation allowance	(28)%	(28)%
Other	0%	0%
Total deferred tax assets	0%	0%

The principal components of deferred tax assets and liabilities are as follows as of December 31, 2022 and 2021:

	2022	2021
Net operating loss carryforwards	$2,001,247	$1,868,691
Stock-based compensation	800,552	800,552
Accruals and reserves	1,494,837	1,494,837
Other	17,867	17,867
Fixed assets	2,185	2,185
Total deferred tax assets	4,316,688	4,184,132
Valuation allowance	(4,316,688)	(4,184,132)
Net deferred tax assets	$-	$-

At December 31, 2022, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $7,500,000 and $6,300,000 respectively, which expire beginning in 2036.

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

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and has determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated financial statements, other than those described below and the binding letter of intent detailed in Note 2.

On September 28, 2022, the Company signed a letter of intent with Mathew Feinstein, a related party and 8% owner of Pineapple, Inc. and the current owner of Pineapple Wellness, Inc., (“PW”), for the purchase of PW, which also includes the website www.PineappleWellness.com and the retail storefront at 8783 W. Pico Blvd., Los Angeles, CA which will sell CBD products and apparel when launched. Per the agreement, Feinstein will sell 100% interest in the Entity in exchange for 2,500,000 shares of Pineapple, Inc, (“PNPL”) to be issued by Q2 2023, upon which the shares of the Entity shall transfer. There is no impact to the financials for the year ended December 31, 2022, as shares will be transferred in Q2 2023.

On February 16, 2023, the Company issued 600,000 shares common stock for stock subscription of $150,000 received during the year ended December 31, 2022.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2022, the Company carried out an evaluation (the “Evaluation”), under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022, because of the material weaknesses in internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting below.

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

The Company’s management, with the participation of its CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, the end of its fiscal year. The Company’s management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and its overall control environment.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022, due to material weaknesses that existed in its internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in the Company’s internal control over financial reporting continued to exist at December 31, 2022:

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiencies described above.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III.

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages, present principal occupations or employment, and material occupations, positions, offices or employments for the past two years of current directors and executive officers as of December 31, 2022.

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

ITEM 11. Executive Compensation

Our named executive officers, consisting of our principal executive officers as of the fiscal years ended December 31, 2022, and December 31, 2021 (the “Named Executive Officers”) were:

●	Matthew Feinstein, Chief Financial Officer, Chairman, Secretary, and a director.
●	Shawn Credle, Chief Executive Officer, and a director.
●	Joshua Eisenberg, Chief Operating Officer.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2022, and 2021, compensation awarded/accrued or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Feinstein,
Chief Financial Officer, Secretary, Chairman of the Board and	2022	$108,000	-	-	-	-	-	-	$108,000
Director	2021	$108,000	-	-		—	-	-	$108,000

Shawn Credle, Chief Executive	2022	$48,000	-	125,000	-	-	-	-	$173,000
Officer and Director	2021	$48,000	-		—	-	-	-	$48,000

Joshua Eisenberg, Chief Operating	2022	$48,000	-	50,000	-	-	-	-	$98,000
Officer	2021	$48,000	-	-	-	-	-	-	$48,000

Named Executive Officer and Other Officer Consulting Agreements and Arrangements

Matthew Feinstein

For the fiscal years ended December 31, 2022, and 2021, Matthew Feinstein received $27,000 per quarter or $108,000 per year. $3,000 of this quarterly compensation is paid through PVI, the Company’s equity-method investee and $3,600 of this quarterly compensation is paid directly to his landlord.

Shawn Credle

For the fiscal years ended December 31, 2022, and 2021, Shawn Credle receives $48,000 per year as the Company’s Chief Executive Officer.

On December 20, 2021, the Company issued 500,000 shares of the Company’s common stock as bonus for a total fair value of $125,000.

Joshua Eisenberg

For the fiscal years ended December 31, 2022, and 2021, Joshua Eisenberg receives $48,000 per year as Chief Operation Officer.

Outstanding Equity Awards at Fiscal Year End

As of the fiscal year ended December 31, 2022, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Director Compensation for Fiscal Year Ended December 31, 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Randy Hurwitz (2)	$18,000		-	-	-	-	$18,000
Shawn Credle (1)	-	-	-	-	-	-	-
Matthew Feinstein (1)	-	-	-	-	-	-	-

(1)	Directors do not receive any additional compensation for their services on our Board of Directors.
(2)	Pursuant to his director agreement, Dr Randy Hurwitz is entitled to $1,500 per month or $18,000 per year.

Director – Randy Hurwitz

The Company incurred $18,000 of director fees during the year ended December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of May 3, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated on the basis of 71,763,569 shares of Common Stock of the Company, issued and outstanding as of May 3, 2023, together with such number of shares of Series A Convertible Preferred Stock which may be converted into Common Stock as of the date hereof or within 60 days thereafter, representing an aggregate of 71,763,569 shares of Common Stock. No shares of Series A convertible preferred stock have been issued as of May 3, 2023.The Company does not have any outstanding options, warrants, or other securities exercisable for or convertible into shares of its Common Stock.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership	Percentage of Class
5% or Greater Stockholders

Matthew Feinstein	27,890,000	38.8%
Anna Mikhaylova	7,273,000	10.0%

Directors and Executive Officers

Shawn Credle	1,000,000	1.3%
Joshua Eisenberg	5,200,000	5.7%
Dr. Randy Hurwitz	992,000	1.3%
Gianmarco Rullo	1,000,000	1.3%
Katherine Hill	40,000	*
All current directors and executive officers as a group (5 persons)	15,332,000	21.3%

* Represents beneficial ownership of less than one percent.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended December 31, 2022, and 2021, the Company did not have any equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Notes Payable

Notes payable-related party, are comprised of the following as of December 31, 2022 and 2021:

Noteholder	Due	Interest Rate	Secured	December 31, 2022	December 31, 2021
Eric Kennedy	Demand	0%	No	-	30,000
Rob Novinger	Demand	0%	No	30,851	30,851
Neu-Ventures, Inc.	Demand	0%	No	-	826,067
Total				$30,851	$886,918

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

During the year ended December 31, 2022, Eric Kennedy forgave the amount due from the Company, as he was not awaiting repayment for any funding he had provided to the Company during previous years. This settlement has been recorded as a gain on forgiveness of related party note payable in the Consolidated Statements of Operations. The balance of the former related party notes payable is zero as of December 31, 2022. There has been no activity during the year ended December 31, 2022.

Rob Novinger (shareholder)

Rob Novinger is a shareholder and creditor to the Company. There was no activity during the year ended December 31, 2022. The balance of the related party note payable is $30,851 as of December 31, 2022 and 2021.

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

In pursuant to the agreement for the disposal of 45.17% equity investment in Pineapple Venture, Inc. effective as of December 31, 2022, the loan to Neu-Ventures was fully extinguished.

Settlement Payable

At December 31, 2022 and 2021, the settlement payable related party balance consists of the following:

Noteholder	December 31, 2022	December 31, 2021
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018. There has been no activity during the year ended December 31, 2022. This balance remains outstanding as of December 31, 2022 and 2021, and is classified as settlement payable-related party on the Company’s consolidated balance sheets.

Other

During the year ended December 31, 2021, the Company issued 1,570,000 shares for services to the Company’s directors, consultants and to the Company’s officers for total fair value of $340,000.

On January 17, 2020, the Company entered into an agreement with Jaime Ortega whereby in exchange for Mr. Ortega cancelling $1,062,000 of existing loans extended to the Company by Jaime Ortega, Neu-Ventures, Inc., and Sky Island, Inc., the Company transferred to Mr. Ortega 10,000 shares of capital stock of PVI. Subsequently, on February 11, 2021, the parties entered into amended agreement pursuant to which the original number of shares sold to Mr. Ortega was reduced from 10,000 shares of capital stock of PVI to 4,827 shares of capital stock of PVI. Accordingly, the Company owned 45,173 shares of capital stock of PVI representing 45.17% ownership interest in PVI. This amendment was entered into to correct the original agreement and properly reflected the value of the Company’s stock at the time of the initial agreement. In September 2022, the Company recorded full impairment on the equity investment of $10,787,652.

On March 10, 2023, the Company entered into an Amended Binding Letter of Intent effective as of December 31, 2022 with Mr. Ortega where the Company agreed to sell 45.17% of its equity interest in Pineapple Ventures, Inc., in exchange for the purchase price of 20,000,000 shares of the Company’s common stock at $0.0000001 par value per share and the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc., respectively, of which both PVI and NVI are wholly owned by Ortega.

On September 28, 2022, the Company signed a letter of intent with Jaime Ortega for the sale of 100% interest of Pineapple Park, LLC (“PP”), in exchange for forgiveness of $10,000 of the existing note due to Ortega’s 100% owned entity, Neu-Ventures, Inc. The Entity has accordingly been removed from the Company’s basis of consolidation consolidated financial statements, which resulted in a decrease in the consolidated balance of accounts payable of $376,287 and a decrease in related party notes payable of $10,000. The sale of the Entity resulted in a gain of $386,287, which has been recorded in the consolidated statement of operations for the year ended December 31, 2022.

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

ITEM 14. Principal Accounting Fees and Services

Our principal independent accountant for the fiscal years ended December 31, 2022, and 2021, is BF Borgers, CPA. The amount of fees billed to the Company are set forth below:

	December 31, 2022	December 31, 2021
Audit Fees	$95,000	$100,650
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

As of December 31, 2022, the Company did not have a formal documented pre-approval policy for the fees of the principal independent accountant. The Company does not have an audit committee.

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

2.2	Share Exchange Agreement, dated as of March 19, 2019, among the Company, Pineapple Ventures, Inc. and the stockholders of Pineapple Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

2.3	Amendment No. 1 to the Share Exchange Agreement, dated as of June 26, 2019, among the Company, Pineapple Ventures, Inc. and the stockholders of Pineapple Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2019).

2.4	Share Exchange Agreement dated August 24, 2015 by and between the Company and Better Business Consultants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

2.5	Agreement and Plan of Merger, dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Nevada corporation, and Pineapple, Inc., a Nevada corporation and wholly-owned subsidiary of Pineapple Express, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

3.1	Amended and Restated Articles of Incorporation of the Company dated September 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.2	Articles of Amendment to the Articles of Incorporation of the Company dated October 1, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.4	Articles of Incorporation of Pineapple, Inc. (Incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 9, 2020).

3.5	Bylaws of Pineapple, Inc. (Incorporated by reference to Exhibit B to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 9, 2020).

3.6	Articles of Merger of Pineapple Express, Inc., filed on April 15, 2020 with the Secretary of State of the State of Wyoming (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

3.7	Articles of Merger of Pineapple, Inc., filed on April 7, 2020 with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.1	Revised Revenue Share Agreement (incorporated by reference to Exhibit-1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.2	Deed (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.3	Patent Assignment Agreement dated July 20, 2016 by and between the Company and Sky Island, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.4	Standstill and Waiver Agreement dated March 23, 2017 by and between the Company, Matthew Feinstein, THC Industries, LLC, Ramsey Houston, LKP Global Law, LLP and Ana Montoya (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.5	Joint Venture Agreement dated April 5, 2017 by and between the Company and Randall Webb (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.6	Real Property Purchase and Sale Agreement dated April 6, 2017 by and between the Company and Randall Webb (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.7	Licensing Agreement dated May 26, 2017 by and between the Company, THC Industries, LLC and The Hit Channel, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.8†	Employment Agreement dated March 1, 2016 by and between the Company and Matthew Feinstein (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.9†	Employment Agreement dated March 1, 2016 by and between the Company and Theresa Flynt (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.10	Services Agreement dated July 19, 2016 between Charles Day of Sharper, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.11	Restated Binding Letter of Intent dated March 29, 2018 by and between Sky Island Inc. and Pineapple Express Consulting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.12	License Agreement dated April 3, 2018 by and between the Company and Sky Island Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.13	Irrevocable Proxy dated March 8, 2017 by and between Sky Island, Inc., and Vincent Mehdizadeh, and Jaime Ortega (incorporated by reference to Exhibit 1 to the Schedule 13D, filed with the SEC on November 26, 2019).

10.14	Agreement, dated as of January 17, 2020, among the Company, Pineapple Ventures, Inc., the stockholders of Pineapple Ventures, Inc., and Jaime Ortega (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020).

10.15	Merchandise Licensing Agreement, dated June 23, 2017, among Pineapple Express, Inc. and Putnam Accessory Group, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.16	Asset Purchase and Sale Agreement, dated September 2019, among Pineapple Express, Inc. and Neu-Ventures Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.17	Letter Agreement, dated as of March 2, 2020, among Pineapple Express, Inc., Pineapple Ventures, Inc. and Jaime Ortega (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.19	Independent Contractor Agreement dates as of May 29, 2020 by and between Pineapple, Inc. and Gianmarco Rullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2020).

10.20	Form of Stock Purchase Agreement by and between Pineapple Ventures, Inc., Capital Growth Investments, Inc. and Pineapple, Inc. dated August 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2021).

10.21	Amendment to Stock Purchase Agreement, dated November 24, 2021, by and among Pineapple, Inc., Capital Growth Investments, Inc. and Pineapple Ventures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 26, 2021).

21.1*	List of subsidiaries of the Company (incorporated by reference to the Company’s Form 10-K filed with the SEC on May 6, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Significant Changes Caused by the Reincorporation Merger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 03, 2020).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.
#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: May 5, 2023	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

PINEAPPLE, INC.

Dated: May 5, 2023	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Feinstein	Chief Financial Officer, Chairman and Director	May 5, 2023
Matthew Feinstein

/s/ Randy Hurwitz	Director	May 5, 2023
Randy Hurwitz

