Form 10-Q
period 2023-03-31
PINEAPPLE, INC.
filed 2023-05-26
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 23, 2023, there were 71,763,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

PINEAPPLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Prepaid expense	$5,000	$-
Lease receivable	45,600	-
Total Current Assets	50,600	-

Security deposits	32,000	-
Property and equipment, net	817	2,358
Operating lease right-of-use assets, net	589,629	-
Total Assets	$673,046	$2,358

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$399,067	$398,489
Accounts payable - related party	31,500	31,500
Accrued interest payable	6,771	6,771
Settlement payable - related party	615,000	615,000
Due to affiliates	148,000	-
Notes payable-related party	30,851	30,851
Notes payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	105,523	105,523
Operating lease liability	109,915	-
Total Current Liabilities	1,635,465	1,376,972

Operating lease liability, non-current	479,714	-
Total Liabilities	2,115,179	1,376,972

Commitments and contingencies (note 12)

Stockholders’ Deficit:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 71,763,569 shares and 71,163,569 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	7
Subscription received – shares to be issued	-	150,000
Additional paid-in-capital	22,154,079	22,004,079
Accumulated deficit	(23,596,219)	(23,528,700)
Total Stockholders’ Deficit	(1,442,133)	(1,374,614)
Total Liabilities and Stockholders’ Deficit	$673,046	$2,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue
Sublease revenue	$45,600	$-

Operating Expenses
General and administrative	578	68,321
Lease expense	36,000	-
Management consulting fees - related parties	75,000	59,000
Depreciation	1,541	1,600
Total Operating Expenses	113,119	128,921

Operating loss	(67,519)	(128,921)

Other Income

Income from equity-method investment	-	504,136
Total Other Income	-	504,136

Income (Loss) before taxes	(67,519)	375,215

Provision for income taxes	-	-

Net Income (Loss)	$(67,519)	$375,215
Net Income (Loss) Per Share – Basic and Diluted	$(0.00)	$0.00
Weighted Average Common Shares – Basic and Diluted	71,456,902	91,163,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Subscriptions received, shares to	Total Stockholders’
	Shares	Amount	Capital	Deficit	be issued	Deficit
Balance as of December 31, 2022	71,163,569	$7	$22,004,079	$(23,528,700)	$150,000	$(1,374,614)
Common stock issued on subscription received	600,000	-	150,000	-	(150,000)	-
Net loss	-	-	-	(67,519)	-	(67,519)
Balance as of March 31, 2023	71,763,569	$7	$22,154,079	$(23,596,219)	$-	$(1,442,133)

	Common Stock		Additional Paid in	Accumulated	Subscriptions received, shares to	Total Stockholders’
	Shares	Amount	Capital	Deficit	be issued	Equity
Balance as of December 31, 2021	91,163,569	$9	$22,004,077	$(15,672,308)	$-	$6,331,778
Common stock subscription received	-	-	-	-	100,000	100,000
Net loss	-	-	-	375,215	-	375,215
Balance as of March 31, 2022	91,163,569	$9	$22,004,077	$(15,297,093)	$100,000	$6,806,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$(67,519)	$375,215
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,541	1,600
Amortization of right-of-use assets	26,414	-
Income from equity-method investment	-	(504,136)
Changes in operating assets and liabilities:
Prepaid expense and security deposits	(37,000)	-
Lease receivable	(45,600)	-
Accounts payable and accrued liabilities	578	26,178
Accounts payable related party	-	4,231
Operating lease liability	(26,414)	-
Due to affiliates	148,000	93,283
Net cash used in) operating activities	-	(3,629)

Cash Flows from Investing Activities
Deposit on stock purchase agreement	-	(95,000)
Net cash used in investing activities	-	(95,000)

Cash Flows from Financing Activities
Proceeds from stock subscription	-	100,000
Proceeds from related party notes payable	-	2,650
Repayments of related party notes payable	-	(4,000)
Net cash provided by financing activities	-	98,650

Net Change in Cash	-	21
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$21

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities
Recognition of right-of-use assets	$616,043	$-
Common stock issued on subscription received	$150,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

On March 10, 2023, the Company entered into an Amended Binding Letter of Intent effective as of December 31, 2022 with Mr. Ortega, amending the prior Letter of Intent executed January 4, 2023, where the Company agreed to sell 45.17% of its equity interest in Pineapple Ventures, Inc., in exchange for the purchase price of 20,000,000 shares of the Company’s common stock at $0.0000001 par value per share and the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc., respectively, of which both PVI and NVI are wholly owned by Ortega.

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

Presently, the Company procures and leases properties to licensed cannabis operators and provides nationwide hemp-derived CBD sales via online and in-store transactions. Through the Company’s operating subsidiary, Pineapple Express Consulting Inc., it also offers cannabis business licensing and consulting services. The Company’s executive team blends enterprise-level corporate expertise with decades of combined experience operating in the tightly-regulated cannabis industry.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes, and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2023. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, assessment of legal accruals, the fair value of the Company’s stock IBR used for leases and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Prepaid Expense and Security Deposits

Prepaid expenses relate to prepaid rent for an office premise of $5,000., Security deposit relates to security deposit paid office premises of $32,000 and As of March 31, 2023 and December 31, 2022, prepaid expense and security deposits was $37,000 and $0, respectively.

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

Investment – Equity Method

The Company accounted for its equity method investment (“PVI”) at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2022, management has identified indicators of other-than-temporary impairment that have led to the conclusion that the carrying value of its equity method investment is not recoverable. As a result, the Company has recorded an impairment write-down in the consolidated statements of operations for the year ended December 31, 2022. During the three months ended March 31, 2023 and March 2022, the Company recognized income from equity method investment of $0 and $504,136, respectively.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (Note 8)

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Sublease

Income for a sublessor operating lease is recognized as a single lease income item on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the lease asset’s function. For transactions where the company is considered the sublessor, revenue for operating leases is recognized on a monthly basis over the term of the lease. Sublessor revenue relates to operating leases that the Company is subleasing. The Company recognizes sublease revenue on a gross basis. (see note 9)

Revenue Recognition

ASC 606 “Revenue Recognition” does not apply to rental income that the Company recognized through sub-lease during the three months ended March 31, 2023.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. At March 31, 2023 and December 31, 2022, the Company had no options or warrants outstanding and no shares issuable for conversion of notes payable.

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

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $23,596,219 as of March 31, 2023 and incurred a net loss of $67,519 during the year ended March 31, 2023.

The Company has incurred net losses during the three months ended March 31, 2023 and in all prior years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment as of March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023	December 31, 2022
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Total property and equipment	55,473	55,473
Less: Accumulated depreciation	(54,656)	(53,115)
Total property and equipment, net	$817	$2,358

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1,541 and $1,600, respectively.

Note 5 – Notes Payable, Related Party

Notes payable-related party, are comprised of the following as of March 31, 2023 and December 31, 2022:

Noteholder	Due	Interest Rate	Secured	March 31, 2023	December 31, 2022
Rob Novinger	Demand	0%	No	$30,851	$30,851

Rob Novinger (shareholder)

Rob Novinger is a shareholder and creditor to the Company. There was no activity during the year ended December 31, 2022. The balance of the related party note payable is $30,851 as of March 31, 2023 and December 31, 2022.

Note 6 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of March 31, 2023 and December 31, 2022, is $26,609, which includes principal of $19,838 and $6,771 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a director of the Company. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest. There has been no activity during the three months ended March 31, 2023 and 2022.

Note 7 – Settlement Payable-Related Party

At March 31, 2023 and December 31, 2022, the settlement payable related party balance consists of the following:

Noteholder	March 31, 2023	December 31, 2022
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018. There has been no activity during the three months ended March 31, 2023. This balance remains outstanding as of March 31, 2023 and December 31, 2022, and is classified as settlement payable-related party on the Company’s consolidated balance sheets.

Note 8 – Related Party Transactions

During the three months ended March 31, 2023 and 2022, the Company incurred management consulting fees of $75,000 and $59,000, respectively.

During the three months ended March 31, 2023, Pineapple Consolidated, Inc. (“PCI”), a company controlled by the Director of Pineapple, Inc., advanced $124,000 to the Company to support operating costs.

During the three months ended March 31, 2023, Pineapple Ventures, Inc. (“PVI”) advanced $24,000 to the Company to support operating costs.

The loans from the related parties are due on demand and non-interest bearing.

As of March 31, 2023 and December 31, 2022, the amount due to affiliates is $148,000 and $0, respectively.

Note 9 – Leases

As of March 31, 2023 and December 31, 2022, the Company had the following lease obligations:

	Discount		March 31,	December 31,
	Rate	Maturity	2023	2022
Current	6.50%	2027	$109,915	$-
Non-current	6.50%	2027	479,714	-
			$589,629	$-

Balance - December 31, 2022	$-
Lease liability additions	616,043
Repayment of Lease liability	(36,000)
Imputed interest	9,586
Balance - March 31, 2023	$589,629

On January 11, 2023, the Company entered into a lease agreement for an office premise located in 8912 Reseda Blvd, Northridge, CA 91324 under a five-year term with two 5-year extension options upon expiry and monthly lease payment of $12,000. The lease agreement commenced on Jan 1, 2023. The Company will decide on the exercise of the extension option upon the expiry of the five-year lease term.

The following table summarizes the maturity of our lease liabilities as of March 31, 2023:

Year Ended December 31,
2023	$108,000
2024	144,000
2025	144,000
2026	144,000
2027	144,000
Total lease payments	684,000
Less: Imputed interest	(94,371)
Lease liabilities	$589,629

As of March 31, 2023, the Company has right-of-use assets as follows:

Balance - December 31, 2022	$-
Additions	616,043
Amortization	(26,414)
Balance - March 31, 2023	$589,629

Sublease

On January 15, 2023, the Company, the sublessor, entered into a sub-lease agreement with a sublessee for an office premise located in 8912 Reseda Blvd, Northridge, CA 91324 under a five-year term and monthly lease payment of $16,000. The sub-lease was effective on January 15, 2023 with the lease commencement date of January 1, 2023. The sub-lease agreement provides with rent abatement to the sublessee for the first three months from January to March 2023.

During the three months ended March 31, 2023, the Company recorded lease receivable and recognized sublease revenue of $45,600 which represents three months of the straight-line rental income of the total sublease payment over the 60-month lease term.

Note 10 – Advances on Agreements

At March 31, 2023 and December 31, 2022, advances on agreements balance consist of the following:

Noteholder	March 31, 2023	December 31, 2022
Investor One and Investor Two	169,000	169,000

Advances on Agreements	$169,000	$169,000

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019, until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. There was no activity during the three months ended March 31, 2023 and 2022.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

On February 16, 2023, the Company issued 600,000 shares common stock for stock subscription of $150,000 received during the year ended December 31, 2022.

During the three months ended March 31, 2022, the Company received proceed from stock subscriptions of $100,000 for 400,000 shares at $0.25 per share.

As of March 31, 2023 and December 31, 2022, the issued and outstanding common stock was 71,763,569 shares and 71,163,569 shares, respectively.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of March 31, 2023 and December 31, 2022. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of March 31, 2023 and December 31, 2022 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,684. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of March 31, 2023 and December 31, 2022.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of March 31, 2023 and December 31, 2022. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of March 31, 2023 and December 31, 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of March 31, 2023 and December 31, 2022, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at March 31, 2023 and December 31, 2022.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of March 31, 2023 and December 31, 2022. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated financial statements, other than those described below and the binding letter of intent detailed in Note 2.

On September 28, 2022, the Company signed a letter of intent with Mathew Feinstein, a related party and 8% owner of Pineapple, Inc. and the current owner of Pineapple Wellness, Inc., (“PW”), for the purchase of PW, which also includes the website www.PineappleWellness.com and the retail storefront at 8783 W. Pico Blvd., Los Angeles, CA which will sell CBD products and apparel when launched. Per the agreement, Feinstein will sell 100% interest in the Entity in exchange for 2,500,000 shares of Pineapple, Inc, (“PNPL”) to be issued by Q2 2023, upon which the shares of the Entity shall transfer. There is no impact to the financials for the three months ended March 31, 2023, as shares will be transferred in Q2 2023.

On March 10, 2023, the Company entered into a lease agreement for an office premise located in 8707 Venice Boulevard, Los Angeles, CA 90034 under a five-year term with two 5-year extension options upon expiry and monthly lease payment of $10,000 with an annual escalation rate of 4%. The lease obligation will commence on April 1st, 2023.

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

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the three months ended March 31, 2023, and 2022. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2023, and the consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and uncertainties discussed in Item 1A. Risk Factors of this quarterly report, section captioned “Risk Factors” of our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2023 and matters described in this quarterly report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this quarterly report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading. All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements included in this quarterly report are made only as of the date of this report or as indicated. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

The Company has spent the last several years recasting the direction of the Company. We intend to take advantage of the opportunities that have been identified in the ancillary cannabis sectors. The market opportunities that are opened to a ancillary service provider to the cannabis company include hemp CBD sales, property rentals to cannabis operators at a profit and selling the proprietary Top Shelf System to cannabis dispensaries.

Our Business

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2023 and 2022, which are included herein.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	Three Months Ended
	March 31,
	2023	2022	Changes	%

Revenue	$45,600	$-	$45,600	100%
Operating Expenses	113,119	128,921	(15,802)	(12)%
Operating Loss	(67,519)	(128,921)	61,402	(48)%
Other Income	-	504,136	(504,136)	(100)%
Net Income (Loss)	$(67,519)	$375,215	$(442,734)	(118)%

Revenues

The Company recognized sublease revenue of $45,600 during the three months ended March 31, 2023 and had no revenue during the three months ended March 31, 2022.

Operating Expenses

The Company incurred operating expenses of $113,119 for the three months ended March 31, 2023, a decrease of 12% from operating expenses of $128,921 for the three months ended March 31, 2022 mainly due to the decrease in professional fees.

Other Income (Expenses)

The Company had no other income for the three months ended March 31, 2023 as compared to other income of $504,136 for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company recognized income from equity investment in PVI of $504,136.

Net Loss

Net loss for the three months ended March 31, 2023 was $67,519 compared to net income for the three months ended March 31, 2022 of $375,215. The decrease in net income was mainly due to the recognition of equity income from equity investment in PVI of $504,136.

Liquidity and Financial Condition

Working Capital

	As of	As of
	March 31,	December 31,
	2023	2022	Changes	%

Current Assets	$50,600	$-	$50,600	100%
Current Liabilities	$1,635,465	$1,376,972	$258,493	19%
Working Capital Deficiency	$(1,584,865)	$(1,376,972)	$(207,893)	15%

Our total current assets increased to $50,600 as of March 31, 2023 from $0 as of December 31, 2022 due primarily to lease receivable of $45,600 and prepaid expense of $5,000. Company does not have any cash as of March 31, 2023 and December 31, 2022.

Our total current liabilities increased to $1,635,465 as of March 31, 2023 from $1,376,972 as of December 31, 2022 due primarily to the increase in due to affiliates for payment made to vendors on behalf of the Company and operating lease liability.

Our working capital deficit on March 31, 2023 was $1,584,865 as compared to working capital deficit of $1,376,972 as of December 31, 2022. The increase in working capital deficit was mainly attributed to in due to affiliates for payment made to vendors on behalf of the Company and operating lease liability.

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

We intend to continue raising additional capital through the issuance of equity and debt securities for cash. There can be no assurance that these funds will be available on terms acceptable to us, if at all, or will be sufficient to enable us to fully complete our development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead and operations, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Our condensed consolidated financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $23,596,219 and had a net loss of $67,519 for the three months ended March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal year ended December 31, 2022 and 2021 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included in this quarterly report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash Flows

	Three Months Ended
	March 31,
	2023	2022	Changes	%

Cash flows used in operating activities	$-	$(3,629)	$3,629	(100)%
Cash flows used in investing activities	-	(95,000)	95,000	(100)%
Cash flows provided by financing activities	-	98,650	(98,650)	(100)%
Net changes in cash	$-	$21	$(21)	(100)%

Operating Activities

Net cash used in operating activities was $0 for the three months ended March 31, 2023, compared with $3,629 net cash used in operating activities during the three months ended March 31, 2022.

During the three months ended March 31, 2023, net cash provided by operating activities was attributed to net loss of $67,519, decreased by depreciation of equipment of $1,541, amortization of right-of-use assets of $26,414 and net changes in operating assets and liabilities of $39,564.

During the three months ended March 31, 2022, net cash provided by operating activities was attributed to net income of $375,215, decreased by income from equity-method investment of $504,136 and increased by depreciation of equipment of $1,600 and net changes in operating assets and liabilities of $123,692.

Investing Activities

During the three months ended March 31, 2023, the Company did not have any investing activities. During the three months ended March 31, 2022, the Company made deposit on stock purchase agreement of $95,000.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $0 compared to net cash provided by financing activities of $98,650 during the three months ended March 31, 2022.

Proceeds from financing activities during the three months ended March 31, 2022, were derived from proceeds for common stock subscription of $10,000 and proceeds from related party notes of $2,650, offset by repayment of related party notes of $4,000.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, assessment of legal accruals, the fair value of our stock, IBR used for leases and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Sublease

Income for a sublessor operating lease is recognized as a single lease income item on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the lease asset’s function. For transactions where the company is considered the sublessor, revenue for operating leases is recognized on a monthly basis over the term of the lease. Sublessor revenue relates to operating leases that the Company is subleasing. The Company recognizes sublease revenue on a gross basis. (see note 9)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses and Corrective Actions

To the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist as of March 31, 2023:

●	The Company does not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting functions, which results in lack of sufficient segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals; and

●	The Company does not have an audit committee of our board of directors.

To remediate the Company’s internal control weaknesses, management intends to implement the following measures, as finances allow:

●	Developing and maintaining adequate written accounting policies and procedures, once additional accounting personnel or outside consultants are engaged.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of March 31, 2023 and December 31, 2022. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of March 31, 2023 and December 31, 2022 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,684. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of March 31, 2023 and December 31, 2022.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of March 31, 2023 and December 31, 2022. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of March 31, 2023 and December 31, 2021, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of March 31, 2023 and December 31, 2022, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at March 31, 2023 and December 31, 2022.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of March 31, 2023 and December 31, 2022. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

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

PINEAPPLE, INC.

Dated: May 26, 2023	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

