Form 10-Q
period 2023-06-30
PINEAPPLE, INC.
filed 2023-09-20
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of September 13, 2023, there were 73,103,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

PINEAPPLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
		(As Adjusted)
Assets
Current Assets:
Cash	$1,509	$-
Inventory	-	27,336
Lease receivable – related parties	52,500	-
Total Current Assets	54,009	27,336

Security deposits	270,278	-
Property and equipment, net	-	2,358
Operating lease right-of-use assets, net	6,240,497	-
Total Assets	$6,564,784	$29,694

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$398,983	$398,551
Accounts payable - related party	31,500	31,500
Accrued interest payable	6,771	6,771
Settlement payable - related party	615,000	615,000
Due to affiliates	598,478	21,456
Notes payable-related party	46,733	46,733
Notes payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	105,523	105,523
Operating lease liabilities	1,042,093	-
Total Current Liabilities	3,033,919	1,414,372

Operating lease liabilities, non-current	5,337,643	-
Total Liabilities	8,371,562	1,414,372

Commitments and contingencies (note 13)

Stockholders’ Deficit:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 73,103,569 shares and 71,163,569 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7	7
Subscription received – shares to be issued	-	150,000
Additional paid-in-capital	22,239,079	22,004,079
Accumulated deficit	(24,045,864)	(23,538,764)
Total Stockholders’ Deficit	(1,806,778)	(1,384,678)
Total Liabilities and Stockholders’ Deficit	$6,564,784	$29,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
		(As Adjusted)		(As Adjusted)
Revenue
Sublease revenue – related parties	$6,900	$-	$52,500	$-
Lease expense	287,134	-	323,134	-
	(280,234)	-	(270,634)	-
Sales revenue	-	640	-	822
Cost of sales	-	336	-	488
	-	304	-	334
Gross Profit (Loss)	(280,234)	304	(270,634)	334

Operating Expenses
General and administrative	56,194	70,178	56,772	138,499
Management consulting fees - related parties	75,000	59,000	150,000	118,000
Depreciation	817	1,598	2,358	3,196
Total Operating Expenses	132,011	130,776	209,130	259,695

Operating loss	(412,245)	(130,472)	(479,764)	(259,361)

Other Income (Expense)
Income from equity-method investment	-	237,228	-	741,364
Gain on forgiveness of related party note payable	-	30,000	-	30,000
Impairment of inventory	(27,336)	-	(27,336)	-
Total Other Income (expense)	(27,336)	267,228	(27,336)	771,364

Income (Loss) before taxes	(439,581)	136,756	(507,100)	512,003

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(439,581)	$136,756	$(507,100)	$512,003
Net Income (Loss) Per Share – Basic and Diluted	$(0.01)	$0.00	$(0.01)	$0.01
Weighted Average Common Shares – Basic and Diluted	72,035,657	91,163,569	71,747,878	91,163,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Six Months Ended June 30, 2023

					Subscriptions
	Common Stock		Additional Paid in	Accumulated	received, shares to	Total Stockholders’
	Shares	Amount	Capital	Deficit	be issued	Deficit
*Balance as of December 31, 2022 (As Adjusted)	71,163,569	$7	$22,004,079	$(23,538,764)	$150,000	$(1,384,678)
Common stock issued on subscription received	600,000	-	150,000	-	(150,000)	-
Net loss	-	-	-	(67,519)	-	(67,519)
*Balance as of March 31, 2023	71,763,569	$7	$22,154,079	$(23,606,283)	$-	$(1,452,197)
Common stock issued for cash	340,000	-	85,000	-	-	85,000
Common stock issued for acquisition of corporation under common control	1,000,000	-	-	-	-	-
Net loss	-	-	-	(439,581)	-	(439,581)
Balance as of June 30, 2023	73,103,569	$7	$22,239,079	$(24,045,864)	$-	$(1,806,778)

*	Retrospectively reflect Pineapple Wellness accounts under pooling-of-interest method

Six Months Ended June 30, 2022

					Subscriptions
	Common Stock		Additional Paid in	Accumulated	received, shares to	Total Stockholders’
	Shares	Amount	Capital	Deficit	be issued	Equity
*Balance as of December 31, 2021	91,163,569	$9	$22,004,077	$(15,687,151)	$-	$6,316,935
Common stock subscription received	-	-	-	-	100,000	100,000
Net income	-	-	-	375,247	-	375,247
*Balance as of March 31, 2022	91,163,569	$9	$22,004,077	$(15,311,904)	$100,000	$6,792,182
Common stock subscription received	-	-	-	-	50,000	50,000
Net income	-	-	-	136,756	-	136,756
*Balance as of June 30, 2022	91,163,569	$9	$22,004,077	$(15,175,148)	$150,000	$6,978,938

*	Retrospectively reflect Pineapple Wellness accounts under pooling-of-interest method

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
		(As Adjusted)
Cash Flows from Operating Activities
Net Income (Loss)	$(507,100)	$512,003
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of inventory	27,336	-
Depreciation of property and equipment	2,358	3,196
Income from equity-method investment	-	(741,364)
Gain on forgiveness of related party note payable	-	(30,000)
Changes in operating assets and liabilities:
Inventory	-	(4,059)
Lease receivable – related parties	(52,500)	-
Security deposits	(270,278)	-
Right-of-use assets	236,908	-
Accounts payable and accrued liabilities	429	26,288
Accounts payable related party	-	35,750
Operating lease liabilities	(97,666)	-
Due to affiliates	602,463	95,891
Net cash used in operating activities	(58,050)	(102,295)

Cash Flows from Financing Activities
Proceeds from related parties	7,600	-
Repayment to related parties	(33,041)	-
Proceeds from issuance of common stock	85,000	-
Proceeds from stock subscription	-	150,000
Proceeds from related party notes payable	-	4,295
Repayments of related party notes payable	-	(52,000)
Net cash provided by financing activities	59,559	102,295

Net Change in Cash	1,509	-
Cash, Beginning of Period	-	-
Cash, End of Period	$1,509	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities
Recognition of right-of-use assets	$6,477,405	$-
Common stock issued on subscription received	$150,000	$-
Common stock issued for acquisition of subsidiary under common control	$900,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

On June 12, 2023, Pineapple, Inc., a Nevada corporation (the “Company”) entered into an Amendment to the Letter of Intent, by and between the Company and Matthew Feinstein (the “Amended LOI”), which amends the Letter of Intent, dated September 28, 2022. Pursuant to the Amended LOI, the Company shall acquire 100% of the issued and outstanding shares of the common stock of Pineapple Wellness, Inc., a California corporation (“PW”) from Matthew Feinstein, the Chief Financial Officer, Director and shareholder of the Company and also the sole shareholder of PW, in exchange for 1,000,000 shares of the Company’s common stock.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Pineapple, Inc. and its wholly owned subsidiaries, THC Industries, LLC and Pineapple Express Consulting, Inc. and Pineapple Wellness, Inc., doing business as Pineapple Wellness. Intercompany accounts and transactions have been eliminated.

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Date of Incorporation or Formation (Date of Acquisition, if Applicable)	Attributable Interest
THC Industries, LLC	California	12/23/2015 (formed) 2/16/2016 (acquired by us)	100%
Pineapple Express Consulting, Inc.	California	3/16/2017	100%
Pineapple Wellness, Inc.	California	6/24/2019	100%

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, assessment of legal accruals, the fair value of the Company’s stock, Incremental borrowing rate (“IBR”) used for leases and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. (Note 12)

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

Acquisition Under Common Control

Under ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the receiving entity recognize the assets and liabilities transferred at their historical cost and combine the accounts under pooling-of interest method on a retroactive basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

As of June 30, 2023 and December 31, 2022, the Company has no cash equivalents and had cash of $1,509 and $0, respectively.

Security Deposits

As of June 30, 2023, security deposit relates to security deposit paid for seven office premises of $270,278.

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

During the six months ended June 30, 2023 and 2022, the Company recorded inventory impairment of $27,336. As of June 30, 2023 and December 31, 2022, the Company had inventory of $0 and $27,336, respectively.

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

Investment – Equity Method

The Company accounted for its equity method investment (“PVI”) at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2022, management has identified indicators of other-than-temporary impairment that have led to the conclusion that the carrying value of its equity method investment is not recoverable. As a result, the Company has recorded an impairment write-down in the consolidated statements of operations for the year ended December 31, 2022. During the six months ended June 30, 2023 and June 30, 2022, the Company recognized income from equity method investment of $0 and $741,364, respectively.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense is reported under cost of sales in the Consolidated Statements of Operations in line with the Company’s main operation of procuring and leasing properties to licensed cannabis operators.

Sublease

Under ASC 842, income for a sublessor operating lease is recognized as a single lease income item on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the lease asset’s function. For transactions where the company is considered the sublessor, revenue for operating leases is recognized on a monthly basis over the term of the lease. Sublessor revenue relates to operating leases that the Company is subleasing. The Company recognizes sublease revenue on a gross basis. (see note 9)

Revenue Recognition

The Company’s revenue derives from sublease revenue and sales of CBD products.

The Company recognizes revenue from the sale of CBD products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the six months ended June 30, 2023 and 2022, the Company recognized revenue from the sale of CBD products of $0 and $822 and incurred cost of sales from CBD products of $0 and $488, resulting in gross profit of $0 and $334 from CBD products, respectively.

The Company recognizes revenue from subleasing of office premises in accordance with ASC842, “Lease Accounting”. The Company recognizes sublease revenue on monthly straight-line basis over the lease term on gross basis.

For the six months ended June 30, 2023 and 2022, the Company recognized sublease revenue from related parties of $52,500 and $0 and incurred lease expense of $323,134 and $0, resulting in gross loss of $270,634 and $0 from subleases, respectively.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. At June 30, 2023 and December 31, 2022, the Company had no options or warrants outstanding and no shares issuable for conversion of notes payable.

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

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $24,045,864 as of June 30, 2023 and incurred a net loss of $507,100 during the six months ended June 30, 2023.

The Company has incurred net losses during the six months ended June 30, 2023 and in all prior years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment as of June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Total property and equipment	55,473	55,473
Less: Accumulated depreciation	(55,473)	(53,115)
Total property and equipment, net	$-	$2,358

Depreciation expense for the six months ended June 30, 2023 and 2022 was $2,358 and $3,196, respectively.

Note 5 – Notes Payable, Related Party

Notes payable-related party, are comprised of the following as of June 30, 2023 and December 31, 2022:

Noteholder	Due	Interest Rate	Secured	June 30, 2023	December 31, 2022
Rob Novinger	Demand	0%	No	$30,851	$30,851
Neu-Ventures, Inc.	Demand	0%	No	$15,882	$15,882
				$46,733	$46,733

Rob Novinger (shareholder)

Rob Novinger is a shareholder and creditor to the Company. There was no activity during the six months ended June 30, 2023. The balance of the related party note payable is $30,851 as of June 30, 2023 and December 31, 2022.

Neu-Ventures, Inc. (The owner is the largest shareholder of the Company)

Neu-Ventures, Inc. is an entity owned by our former majority shareholder, Mr. Ortega. These advances are due on demand and do not incur interest. The balance of the related party note payable is $15,882 as of June 30, 2023 and December 31, 2022.

Note 6 – Note Payable

The Company, through our former subsidiary, BBC, entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of June 30, 2023 and December 31, 2022, is $26,609, which includes principal of $19,838 and $6,771 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a director of the Company. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest. There has been no activity during the six months ended June 30, 2023 and 2022.

Note 7 – Settlement Payable-Related Party

At June 30, 2023 and December 31, 2022, the settlement payable related party balance consists of the following:

Noteholder	June 30, 2023	December 31, 2022
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018. There has been no activity during the six months ended June 30, 2023. This balance remains outstanding as of June 30, 2023 and December 31, 2022, and is classified as settlement payable-related party on the Company’s consolidated balance sheets.

Note 8 – Related Party Transactions

During the six months ended June 30, 2023 and 2022, the Company recognized sublease revenue of $17,500 and recorded sublease receivable of $17,500 for an office premise located in 8912 Reseda Blvd, Northridge, CA 91324 in pursuant to sublease agreement entered with a cannabis company who is affiliated with the Director of Pineapple, Inc. (Note 9)

During the six months ended June 30, 2023 and 2022, the Company recognized sublease revenue of $35,000 and recorded sublease receivable of $35,000 for an office premise located in 1704 N.Vine St. Unit 102 Hollywood CA 90028 in pursuant to sublease agreement entered with an entity who is affiliated with the Director of Pineapple, Inc. (Note 9)

During the six months ended June 30, 2023 and 2022, the Company incurred management consulting fees of $150,000 and $118,000, respectively.

During the six months ended June 30, 2023, Pineapple Consolidated, Inc. (“PCI”), a company controlled by the Director of Pineapple, Inc., advanced $7,600 to the Company, made lease payment, security deposit payment, management consulting fees and other operating expenses of $628,463 on behalf of the Company and was repaid for $33,041. During the six months ended June 30, 2023, the amount due to PCI was also repaid through $50,000 proceeds from issuance of common stock. (Note 11) As of June 30, 2023 and December 31, 2022, the amount due to PCI was $553,022 and $0, respectively.

During the six months ended June 30, 2023, Pineapple Ventures, Inc. (“PVI”) made lease payment of $24,000 on behalf of the Company. As of June 30, 2023 and December 31, 2022, the amount due to PVI was $45,456 and $21,456, respectively.

The loans from the related parties are due on demand and non-interest bearing.

As of June 30, 2023 and December 31, 2022, the total amount due to affiliates is $598,478 and $21,456, respectively.

Note 9 – Leases

As of June 30, 2023 and December 31, 2022, the Company had the following lease obligations:

	Discount		June 30,	December 31,
	Rate	Maturity	2023	2022
Current	6.50%	2027	$1,042,093	$-
Non-current	6.50%	2027	5,337,643	-
			$6,379,736	$-

Balance - December 31, 2022	$-
Lease liability additions	6,477,405
Repayment of Lease liability	(183,894)
Imputed interest	86,225
Balance - June 30, 2023	$6,379,736

On January 11, 2023, the Company entered into a lease agreement for an office premise located in 8912 Reseda Blvd, Northridge, CA 91324 under a five-year term with two 5-year extension options upon expiry and monthly lease payment of $12,000. The lease agreement commenced on January 1, 2023. The Company will decide on the exercise of the extension option upon the expiry of the five-year lease term. During the six months ended June 30, 2023, the Company made lease payment of $72,000. As of June 30, 2023, the right-of-use asset was $563,563 and operating lease liability was $563,563.

On March 10, 2023, the Company entered into a lease agreement for an office premise located in 8707 Venice Blvd, Los Angeles, CA 90034 under a five-year term with two 5-year extension options upon expiry and monthly lease payment of $5,000 with annual escalation rate of 4%. The lease agreement commenced on April 1, 2023. During the six months ended June 30, 2023, the Company made lease payments of $15,000 and lease prepayment of $10,000. As of June 30, 2023, the right-of-use asset was $496,726 and operating lease liability was $502,401.

On May 1, 2023, the Company entered into a lease agreement for an office premise located in 467 S.La Brea Ave., Los Angeles, CA 90036 under a five-year term and monthly lease payment of $18,999. The lease agreement commenced on May 1, 2023 and provides with lease abatement for the first two months. As of June 30, 2023, the right-of-use asset was $966,508 and operating lease liability was $1,005,589.

On April 10, 2023, the Company entered into a lease agreement for an office premise located in 8342-8344 West 3rd St Los Angeles CA 90048 under a five-year term and monthly lease payment of $19,000 with annual escalation rate of 4%. The lease agreement commenced on May 1, 2023 and provides with lease abatement for the first three months. During the six months ended June 30, 2023, the Company made lease prepayment of $19,000. As of June 30, 2023, the right-of-use asset was $967,126 and operating lease liability was $987,480.

On April 1, 2023, the Company was assigned from Pineapple Ventures, Inc. (“PVI”) for lease obligation for an office premise located in 7542-7544 Balboa Blvd. Lake Balboa, CA under monthly lease payment of $23,000 with annual escalation rate of 5% and will expire on October 14, 2027. During the six months ended June 30, 2023, the Company made lease payment of $37,500. As of June 30, 2023, the right-of-use asset was $1,041,629 and operating lease liability was $1,073,789.

On May 15, 2023, the Company entered into a lease agreement for an office premise located in 1485 W. Sunset Blvd., Los Angeles, CA under a 90 months term and monthly lease payment of $20,280 with annual escalation rate of 3% and provided with lease abatement for the first six months. The lease agreement commenced on May 15, 2023. As of June 30, 2023, the right-of-use asset was $1,439,194 and operating lease liability was $1,481,254.

On June 1, 2023, the Company was assigned from Pineapple Ventures, Inc. (“PVI”) for lease obligation for an office premise located in 1704 N. Vine St. Unit 102 Hollywood CA 90028 with monthly lease payment of $30,394 and will expire on September 30, 2025. During the six months ended June 30, 2023, the Company made lease payment of $30,394. As of June 30, 2023, the right-of-use asset was $765,661 and operating lease liability was $765,661.

The following table summarizes the maturity of our lease liabilities as of June 30, 2023:

Year Ended December 31,
2023	$615,918
2024	1,625,033
2025	1,575,862
2026	1,345,984
2027	1,335,460
Thereafter	1,022,528
Total lease payments	7,520,785
Less: imputed interests	(1,141,049)
Lease liabilities	$6,379,736

The following summarizes other supplemental information about the Company’s operating lease as of June 30, 2023:

Weighted average discount rate	6.50%
Weighted average remaining lease term (years)	4.7 years

As of June 30, 2023, the Company has right-of-use assets as follows:

Balance - December 31, 2022	$-
Additions	6,477,405
Less: Amortization	(236,908)
Balance - June 30, 2023	$6,240,497

During the six months ended June 30, 2023, the Company incurred lease expense of $323,134 reported under cost of sales in the Consolidated Statements of Operations as all the leased office premises will be subleased by Q3 ended September 30, 2023.

Sublease

On January 15, 2023, the Company, the sublessor, entered into a sub-lease agreement with a sublessee for an office premise located in 8912 Reseda Blvd, Northridge, CA 91324 under a five-year term and monthly lease payment of $16,000. The sub-lease was effective on January 15, 2023 with the lease commencement date of January 1, 2023. The sub-lease agreement provides with rent abatement to the sublessee for the first three months from January to March 2023. As of June 30, 2023, the office premise is under construction which is planned to be completed in September 2023. (Note 8)

On June 1, 2023, the Company was assigned from Pineapple Ventures, Inc. (“PVI”) sub-lease agreement with a sublessee for an office premise located in 1704 N.Vine St. Unit 102 Hollywood CA 90028. The sublease agreement will expire on December 31, 2023 with monthly lease payment of $35,000. (Note 8)

During the six months ended June 30, 2023, the Company recognized sublease revenue from related parties of $52,500. As of June 30, 2023, the lease receivable from related parties was $52,500.

Note 10 – Advances on Agreements

At June 30, 2023 and December 31, 2022, advances on agreements balance consist of the following:

Noteholder	June 30, 2023	December 31, 2022
Investor One and Investor Two	169,000	169,000

Advances on Agreements	$169,000	$169,000

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019, until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. There was no activity during the six months ended June 30, 2023 and 2022.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

During the six months ended June 30, 2023, the Company issued 600,000 shares common stock for stock subscription of $150,000 received during the year ended December 31, 2022.

During the six months ended June 30, 2023, the Company issued 340,000 shares of common stock for cash proceeds of $85,000, of which proceeds of $50,000 was used for repaying the amount due to the Company’s related party Pineapple Consolidated, Inc. (“PCI”). (Note 8)

On June 12, 2023, the Company issued 1,000,000 shares of common stock at $0.90 per share to acquire 100% of the issued and outstanding shares of common stock of Pineapple Wellness, Inc., a California corporation controlled by the Chief Financial Officer, Director and shareholder of the Company.

During the six months ended June 30, 2022, the Company received proceeds from stock subscriptions of $150,000 for 400,000 shares at $0.25 per share.

As of June 30, 2023 and December 31, 2022, the issued and outstanding common stock was 73,103,569 shares and 71,163,569 shares, respectively.

Note 12 – Acquisition Under Common Control

On June 12, 2023, the Company issued 1,000,000 shares of common stock to acquire Pineapple Wellness, Inc. (“PW”), a California corporation controlled by Matthew Feinstein who serves as the Chief Financial Officer, Director and Shareholder of PW. Pooling-of-interest method was adopted for the merging of PW accounts to the Company’s accounts at historical cost on a retroactive basis commencing from the date of inception at June 24, 2019.

The Company’s Consolidated Balance Sheet as of December 31, 2022, Statement of Operations for the three months and six months ended December 31, 2022, Statement of Cash Flow for the six months ended June 30, 2022 and Statement of Shareholders’ Deficit for the six months ended June 30, 2022 contain retrospective presentation for the consolidation of Pineapple Wellness accounts from its date of inception with the Company’s accounts resulted from the acquisition of the entity under common control on June 12, 2023. (Note 1)

	December 31, 2022
		Acquired Entry Under
	Originally Reported	Common Control	As Adjusted
Assets
Current Assets:
Cash	$-	$-	$-
Prepaid expense	-	-	-
Lease receivable	-	-	-
Inventory	-	27,336	27,336
Total Current Assets	-	27,336	27,336

Security deposits	-		-
Property and equipment, net	2,358	-	2,358
Operating lease right-of-use assets, net	-	-	-
Total Assets	$2,358	$27,336	$29,694

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$398,489	$62	$398,551
Accounts payable - related party	31,500	-	31,500
Accrued interest payable	6,771	-	6,771
Settlement payable - related party	615,000	-	615,000
Due to affiliates	-	21,456	21,456
Notes payable-related party	30,851	15,882	46,733
Notes payable	19,838	-	19,838
Advances on agreements	169,000	-	169,000
Contingent liabilities	105,523	-	105,523
Operating lease liability	-	-	-
Total Current Liabilities	1,376,972	37,400	1,414,372

Operating lease liability, non-current	-	-	-
Total Liabilities	1,376,972	37,400	1,414,372

Commitments and contingencies (note 13)

Stockholders’ Deficit:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 71,163,569 shares issued and outstanding	7	-	7
Subscription received – shares to be issued	150,000	-	150,000
Additional paid-in-capital	22,004,079	-	22,004,079
Accumulated deficit	(23,528,700)	(10,064)	(23,538,764)
Total Stockholders’ Deficit	(1,374,614)	(10,064)	(1,384,678)
Total Liabilities and Stockholders’ Deficit	$2,358	$27,336	$29,694

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
		Acquired Entry Under			Acquired Entry Under
	Originally Reported	Common Control	As Adjusted	Originally Reported	Common Control	As Adjusted
Revenue
Sublease revenue	$-	$-	$-	$-	$-	$-
Sales revenue	-	640	640	-	822	822
Cost of sales	-	336	336	-	488	488
Gross Profit	-	304	304	-	334	334

Operating Expenses
General and administrative	69,142	1,036	70,178	137,463	1,036	138,499
Lease expense	-	-	-	-	-	-
Management consulting fees - related parties	59,000	-	59,000	118,000	-	118,000
Depreciation	1,598	-	1,598	3,196	-	3,196
Total Operating Expenses	129,740	1,036	130,776	258,659	1,036	259,695

Operating loss	(129,740)	(732)	(130,472)	(258,659)	(702)	(259,361)

Other Income
Income from equity-method investment	237,228	-	237,228	741,364	-	741,364
Gain on forgiveness of related party note payable	30,000	-	30,000	30,000	-	30,000
Impairment of inventory	-	-	-	-	-	-
Total Other Income	267,228	-	267,228	771,364	-	771,364

Income (Loss) before taxes	137,488	(732)	136,756	512,705	(702)	512,003

Provision for income taxes	-	-	-	-	-	-

Net Income (Loss)	$137,488	$(732)	$136,756	$512,705	$(702)	$512,003
Net Income (Loss) Per Share – Basic and Diluted	$0.00		$0.00	$0.01		$0.01
Weighted Average Common Shares – Basic and Diluted	91,163,569		91,163,569	91,163,569		91,163,569

	For the Six Months Ended June 30, 2022
		Acquired Entry Under
	Originally Reported	Common Control	As Adjusted
Cash Flows from Operating Activities
Net Income	$512,705	$(702)	$512,003
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	3,196	-	3,196
Income from equity-method investment	(741,364)	-	(741,364)
Gain on forgiveness of related party note payable	(30,000)	-	(30,000)
Changes in operating assets and liabilities:
Inventory	-	(4,059)	(4,059)
Accounts payable and accrued liabilities	26,351	(63)	26,288
Accounts payable related party	35,750	-	35,750
Due to affiliates	91,177	4,714	95,891
Net cash used in operating activities	(102,185)	(110)	(102,295)

Cash Flows from Financing Activities
Proceeds from stock subscription	150,000	-	150,000
Proceeds from related party notes payable	4,185	110	4,295
Repayments of related party notes payable	(52,000)	-	(52,000)
Net cash provided by financing activities	102,185	110	102,295

Net Change in Cash	-	-	-
Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of June 30, 2023 and December 31, 2022. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of June 30, 2023 and December 31, 2022 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,684. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of June 30, 2023 and December 31, 2022.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of June 30, 2023 and December 31, 2022. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of June 30, 2023 and December 31, 2022, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of June 30, 2023 and December 31, 2022, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at June 30, 2023 and December 31, 2022.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of June 30, 2023 and December 31, 2022. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Note 14 – Subsequent Events

Subsequent to June 30, 2023, and through the date that these financials were issued, the Company had the following subsequent events:

On May 23, 2023, the Company entered into a lease agreement for an office premise located in 19841 Ventura Blvd. Woodland Hills CA 91364 under a 66 month term and monthly lease payment of $10,665. The lease obligation will commence on July 1, 2023.

On June 6, 2023, the Company entered into a lease agreement for an office premise located in 2378 Westwood Boulevard, Los Angeles CA 90064 under a five-year term and monthly lease payment of $13,325. The lease obligation will commence on July 1, 2023.

On September 11, 2023, the Company received April 2023 sublease payment of $17,500 from sublessee for an office premise located in 8912 Reseda Blvd, Northridge, CA 91324.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Pineapple,” the “Company,” “our,” “we” or “us” and similar terms include Pineapple, Inc., unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2023, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). US Dollars are denoted herein by “USD,” “$” and “dollars.”

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2023, and 2022. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2023, and the consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Our Business

Pineapple, Inc. (f/k/a Pineapple Express, Inc). (“Pineapple”, the “Company,” “we,” “us” or “our”) is based in Los Angeles, California and has a web presence of Pineappleinc.com. The Company procures and leases properties to licensed cannabis operators and provides nationwide hemp-derived CBD sales via online and in-store transactions, through Pineapple Wellness, Inc., which the Company acquired on June 12, 2023. The purpose of the acquisition was to have a fully functioning e-commerce platform, brand name of Pineapple Wellness, and domain of pineapplewellness.com to sell hemp-based CBD products. The acquisition also came with the opportunity to lease a CBD focused retail storefront near Beverly Hills, which the Company is currently in the process of making ready for in-store hemp-based CBD transactions. The Company will be assuming the lease on the retail storefront referenced herein as of October 1, 2023.

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

Recent Developments

With relations to the Pineapple Wellness, Inc. acquisition, to make up for the expired Hemp-CBD inventory, the Company ordered new Hemp-CBD inventory from its supplier, and commenced working on the retail Hemp-CBD storefront at 8783 W. Pico Blvd., Los Angeles, CA.

On August 17th, the Company gave 30 days’ notice to Chief Operations Officer, Joshua Eisenberg, that Mr. Eisenberg’s services would no longer be needed as of September 17, 2023. On September 1, 2023, Mr. Eisenberg resigned effective immediately and the Company accepted the resignation as of that date.

On September 15th, 2023, the Company appointed Marco Rullo as an independent director on the Company’s board of directors.

Recent Accounting Pronouncements

Please see section captioned “Recent Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of recently issued and adopted accounting pronouncements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the three and six months ended June 30, 2023 and 2022, which are included herein.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended
	June 30,
	2023	2022	Changes	%

Revenue	$6,900	$640	$6,260	978%
Cost of sales	287,134	336	286,798	85,357%
Operating Expenses	132,011	130,776	1,235	1%
Operating Loss	(412,245)	(130,472)	(281,773)	216%
Other Income (Expenses)	(27,336)	267,228	(294,564)	(110%)
Net Income (Loss)	$(439,581)	$136,756	$(576,337)	(421%)

Revenues

During the three months ended June 30, 2023, the Company recognized sublease revenue of $6,900 from two office premises and incurred lease expense of $287,134 from seven additional office premises which is reported under cost of sales in the Consolidated Statements of Operations.

During the three months ended June 30, 2022, revenue from CBD sales of $640 and incurred cost of sales of $336.

Operating Expenses

The Company incurred operating expenses of $132,011 for the three months ended June 30, 2023, an increase of 1% from operating expenses of $130,776 for the three months ended June 30, 2022.

Other Income (Expenses)

The Company incurred other expenses of $27,336 from impairment of inventory for the three months ended June 30, 2023 as compared to other income of $267,228 for the three months ended June 30, 2022. During the three months ended June 30, 2022, the Company recognized income from equity investment in PVI of $237,228.

Net Loss

Net loss for the three months ended June 30, 2023 was $439,581 compared to net income for the three months ended June 30, 2022 of $136,756. The decrease in net income was mainly due to the incurrence of lease expense during the three months ended June 30, 2023 and the recognition of equity income from equity investment in PVI during the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended
	June 30,
	2023	2022	Changes	%

Revenue	$52,500	$822	$51,678	6,287%
Cost of sales	323,134	488	322,646	66,116%
Operating Expenses	209,130	259,695	(50,565)	(19%)
Operating Loss	(479,764)	(259,361)	(220,403)	85%
Other Income (Expenses)	(27,336)	771,364	(798,700)	(104%)
Net Income (Loss)	$(507,100)	$512,003	$(1,019,103)	(199%)

Revenues

During the six months ended June 30, 2023, the Company recognized sublease revenue of $52,500 from two office premises and incurred lease expense of $323,134 from seven office premises which is reported under cost of sales in the Consolidated Statements of Operations as all the leased office premises will be subleased by Q3 ended September 30, 2023.

During the six months ended June 30, 2022, the Company recognized revenue from CBD sales of $822 and incurred cost of sales of $488.

Operating Expenses

The Company incurred operating expenses of $209,130 for the six months ended June 30, 2023, a decrease of 19% from operating expenses of $259,695 for the six months ended June 30, 2022 mainly due to the decrease in professional fees.

Other Income (Expenses)

The Company had other expense of $27,336 from impairment of inventory for the six months ended June 30, 2023 as compared to other income of $771,364 for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company recognized income from equity investment in PVI of $741,364.

Net Loss

Net loss for the six months ended June 30, 2023 was $507,100 compared to net income for the six months ended June 30, 2022 of $512,003. The decrease in net income was mainly due to the incurrence of lease expense during the six months ended June 30, 2023 and the recognition of equity income from equity investment in PVI during the six months ended June 30, 2022.

Liquidity and Financial Condition

Working Capital

	As of	As of
	June 30,	December 31,
	2023	2022	Changes	%

Current Assets	$54,009	$27,336	$26,673	98%
Current Liabilities	$3,033,919	$1,414,372	$1,619,547	115%
Working Capital Deficiency	$(2,979,910)	$(1,387,036)	$(1,592,874)	115%

Our total current assets increased to $54,009 as of June 30, 2023 from $27,336 as of December 31, 2022 due primarily to an increase in lease receivable from related parties of $52,500.

Our total current liabilities increased to $3,033,919 as of June 30, 2023 from $1,414,372 as of December 31, 2022 due primarily to the increase in operating lease liability and amount due to affiliates for payment made to vendors on behalf of the Company.

Our working capital deficit on June 30, 2023 was $2,979,910 as compared to working capital deficit of $1,387,036 as of December 31, 2022. The increase in working capital deficit was mainly attributed to the increase in operating lease liability and amount due to affiliates for payment made to vendors on behalf of the Company.

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

Our condensed consolidated financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $24,045,864 and had a net loss of $507,100 for the six months ended June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal year ended December 31, 2022 and 2021 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included in this quarterly report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash Flows

	Six Months Ended
	June 30,
	2023	2022	Changes	%

Cash flows used in operating activities	$(58,050)	$(102,295)	$44,245	(43%)
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	59,559	102,295	(42,736)	(42%)
Net changes in cash	$1,509	$-	$1,509	100%

Operating Activities

Net cash used in operating activities was $58,050 for the six months ended June 30, 2023, compared with $102,295 net cash used in operating activities during the three months ended June 30, 2022.

During the six months ended June 30, 2023, net cash provided by operating activities was attributed to net loss of $507,100, decreased by depreciation of equipment of $2,358 and impairment of inventory of $27,336, and increased by net changes in operating assets and liabilities of $419,356.

During the six months ended June 30, 2022, net cash used in operating activities was attributed to net income of $512,003, decreased by income from equity-method investment of $741,364, and gain on forgiveness of related party note of $30,000 and increased by depreciation of equipment of $3,196 and net changes in operating assets and liabilities of $153,870.

Investing Activities

During the six months ended June 30, 2023 and 2022, the Company did not have any investing activities.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $59,559, comprised of proceeds from issuance of common stock of $85,000, proceeds from related parties of $7,600 offset by repayment to related parties of $33,041.

During the six months ended June 30 2022, net cash provided by financing activities of $102,295, derived from proceeds for common stock subscription of $150,000 and proceeds from related party notes of $4,295, offset by repayment of related party notes of $52,000.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, assessment of legal accruals, the fair value of our stock, Incremental borrowing rate (“IBR”) used for leases and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense is reported under cost of sales in the Consolidated Statements of Operations in line with the Company’s main operation of procuring and leasing properties to licensed cannabis operators.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist as of June 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of June 30, 2023 and December 31, 2022. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of June 30, 2023 and December 31, 2022 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,684. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of June 30, 2023 and December 31, 2022.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of June 30, 2023 and December 31, 2022. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of June 30, 2023 and December 31, 2022, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of June 30, 2023 and December 31, 2022, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at June 30, 2023 and December 31, 2022.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of June 30, 2023 and December 31, 2022. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about June 27, 2023, the Company issued 340,000 shares common stock for stock subscription totaling $85,000 that was used for operating capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

There have been no events which are required to be reported under this Item.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement of Merger dated February 12, 2016, by and between the Company, THC Industries, Inc., Matthew Feinstein, THC Industries, LLC, Ramsey Houston, LKP Global Law, LLP and Ana Montoya (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

2.2	Share Exchange Agreement, dated as of March 19, 2019, among the Company, Pineapple Ventures, Inc. and the stockholders of Pineapple Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

2.3	Amendment No. 1 to the Share Exchange Agreement, dated as of June 26, 2019, among the Company, Pineapple Ventures, Inc. and the stockholders of Pineapple Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2019).

2.4	Share Exchange Agreement dated August 24, 2015, by and between the Company and Better Business Consultants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

2.5	Agreement and Plan of Merger, dated as of April 6, 2020, by and between, Pineapple Express, Inc., a Nevada corporation, and Pineapple, Inc., a Nevada corporation and wholly owned subsidiary of Pineapple Express, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

3.1	Amended and Restated Articles of Incorporation of the Company dated September 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.2	Articles of Amendment to the Articles of Incorporation of the Company dated October 1, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

3.4	Articles of Incorporation of Pineapple, Inc. (Incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 9, 2020).

3.5	Bylaws of Pineapple, Inc. (Incorporated by reference to Exhibit B to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 9, 2020).

3.6	Articles of Merger of Pineapple Express, Inc., filed on April 15, 2020, with the Secretary of State of the State of Wyoming (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

3.7	Articles of Merger of Pineapple, Inc., filed on April 7, 2020, with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.1	Revised Revenue Share Agreement (incorporated by reference to Exhibit-1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.2	Deed (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2018).

10.3	Patent Assignment Agreement dated July 20, 2016, by and between the Company and Sky Island, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.4	Standstill and Waiver Agreement dated March 23, 2017, by and between the Company, Matthew Feinstein, THC Industries, LLC, Ramsey Houston, LKP Global Law, LLP and Ana Montoya (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.5	Joint Venture Agreement dated April 5, 2017, by and between the Company and Randall Webb (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.6	Real Property Purchase and Sale Agreement dated April 6, 2017, by and between the Company and Randall Webb (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.7	Licensing Agreement dated May 26, 2017, by and between the Company, THC Industries, LLC and The Hit Channel, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.8	Employment Agreement dated March 1, 2016, by and between the Company and Matthew Feinstein (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.9	Employment Agreement dated March 1, 2016, by and between the Company and Theresa Flynt (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.10	Services Agreement dated July 19, 2016, between Charles Day of Sharper, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on January 23, 2018).

10.11	Restated Binding Letter of Intent dated March 29, 2018, by and between Sky Island Inc. and Pineapple Express Consulting, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.12	License Agreement dated April 3, 2018, by and between the Company and Sky Island Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2018).

10.13	Irrevocable Proxy dated March 8, 2017, by and between Sky Island, Inc., and Vincent Mehdizadeh, and Jaime Ortega (incorporated by reference to Exhibit 1 to the Schedule 13D, filed with the SEC on November 26, 2019).

10.14	Agreement, dated as of January 17, 2020, among the Company, Pineapple Ventures, Inc., the stockholders of Pineapple Ventures, Inc., and Jaime Ortega (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2020).

10.15	Merchandise Licensing Agreement, dated June 23, 2017, among Pineapple Express, Inc. and Putnam Accessory Group, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.16	Asset Purchase and Sale Agreement, dated September 2019, among Pineapple Express, Inc. and Neu-Ventures Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 20, 2020).

10.17	Letter Agreement, dated as of March 2, 2020, among Pineapple Express, Inc., Pineapple Ventures, Inc. and Jaime Ortega (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.19	Independent Contractor Agreement dates as of May 29, 2020, by and between Pineapple, Inc. and Gianmarco Rullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2020).

10.20	Form of Stock Purchase Agreement by and between Pineapple Ventures, Inc., Capital Growth Investments, Inc. and Pineapple, Inc. dated August 7, 2021.

10.21	Amendment to Stock Purchase Agreement, dated November 24, 2021, by and among Pineapple, Inc., Capital Growth Investments, Inc. and Pineapple Ventures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 26, 2021).

10.22	Pineapple Ventures, Inc. 45.18% Acquisition by Jaime Ortega.

10.23	Pineapple Wellness, Inc. Acquisition by Pineapple Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Summary of Significant Changes Caused by the Reincorporation Merger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 03, 2020).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE, INC.

Dated: September 20, 2023	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

