Form 10-Q
period 2023-09-30
PINEAPPLE, INC.
filed 2024-01-12
CIK 1654672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55896

PINEAPPLE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5185484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 Wilshire Blvd. Suite 302

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

As of January 12, 2024, there were 73,103,569 shares of the registrant’s common stock, $0.0000001 par value per share, issued and outstanding.

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of Pineapple, Inc. are included in this Quarterly Report on Form 10-Q:

PINEAPPLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
		(As Adjusted)
Assets
Current Assets:
Inventory	$4,710	$27,336
Total Current Assets	4,710	27,336

Security deposits	375,971	-
Property and equipment, net	-	2,358
Operating lease right-of-use assets, net	7,729,619	-
Total Assets	$8,110,300	$29,694

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$402,289	$398,551
Accounts payable - related party	31,666	31,500
Accrued interest payable	6,771	6,771
Settlement payable - related party	615,000	615,000
Due to affiliates	910,242	21,456
Notes payable-related party	46,733	46,733
Notes payable	19,838	19,838
Advances on agreements	169,000	169,000
Contingent liabilities	105,523	105,523
Operating lease liabilities	1,618,330	-
Total Current Liabilities	3,925,392	1,414,372

Operating lease liabilities, non-current	6,508,196	-
Total Liabilities	10,433,588	1,414,372

Commitments and contingencies (note 14)

Stockholders’ Deficit:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 73,103,569 shares and 71,163,569 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7	7
Subscription received – shares to be issued	-	150,000
Additional paid-in-capital	22,239,079	22,004,079
Accumulated deficit	(24,562,374)	(23,538,764)
Total Stockholders’ Deficit	(2,323,288)	(1,384,678)
Total Liabilities and Stockholders’ Deficit	$8,110,300	$29,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Adjusted)		(As Adjusted)
Revenue
Sublease revenue - related parties	$105,000	$-	$157,500	$-
Lease expense	474,996	-	798,130	-
	(369,996)	-	(640,630)	-

Sales revenue	90	331	90	1,153
Cost of sales	-	268	-	756
	90	63	90	397

Gross Profit (Loss)	(369,906)	63	(640,540)	397

Operating Expenses
General and administrative	28,851	66,139	85,623	204,638
Lease expense	48,253	-	48,253	-
Management consulting fees - related parties	69,500	59,000	219,500	177,000
Depreciation	-	933	2,358	4,129
Total Operating Expenses	146,604	126,072	355,734	385,767

Operating loss	(516,510)	(126,009)	(996,274)	(385,370)

Other Income (Expense)
Income from equity-method investment	-	757,991	-	1,499,355
Gain on forgiveness of related party note payable	-	-	-	30,000
Impairment of inventory	-	-	(27,336)	-
Gain on sale of subsidiary	-	386,287	-	386,287
Loss on impairment of equity-method investment	-	(10,787,652)	-	(10,787,652)
Total Other Income (expense)	-	(9,643,374)	(27,336)	(8,872,010)

Loss before taxes	(516,510)	(9,769,383)	(1,023,610)	(9,257,380)

Provision for income taxes	-	-	-	-

Net Loss	$(516,510)	$(9,769,383)	$(1,023,610)	$(9,257,380)
Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.11)	$(0.01)	$(0.10)
Weighted Average Common Shares – Basic and Diluted	73,103,569	91,163,569	72,204,741	91,163,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Nine Months Ended September 30, 2023

					Subscriptions
	Common Stock		Additional Paid in	Accumulated	received, shares to	Total Stockholders’
	Shares	Amount	Capital	Deficit	be issued	Deficit
*Balance as of December 31, 2022 (As Adjusted)	71,163,569	$7	$22,004,079	$(23,538,764)	$150,000	$(1,384,678)
Common stock issued on subscription received	600,000	-	150,000	-	(150,000)	-
Net loss	-	-	-	(67,519)	-	(67,519)
*Balance as of March 31, 2023	71,763,569	$7	$22,154,079	$(23,606,283)	$-	$(1,452,197)
Common stock issued for cash	340,000	-	85,000	-	-	85,000
Common stock issued for acquisition of corporation under common control	1,000,000	-	-	-	-	-
Net loss	-	-	-	(439,581)	-	(439,581)
Balance as of June 30, 2023	73,103,569	$7	$22,239,079	$(24,045,864)	$-	$(1,806,778)
Net loss	-	-	-	(516,510)	-	(516,510)
Balance as of September 30, 2023	73,103,569	$7	$22,239,079	$(24,562,374)	$-	$(2,323,288)

*	Retrospectively reflect Pineapple Wellness accounts under transactions between entities under common control

Nine Months Ended September 30, 2022

			Additional		Subscriptions received,	Total Stockholders’
	Common Stock		Paid in	Accumulated	shares to	Equity
	Shares	Amount	Capital	Deficit	be issued	(Deficit)
*Balance as of December 31, 2021	91,163,569	$9	$22,004,077	$(15,687,151)	$-	$6,316,935
Common stock subscription received	-	-	-	-	100,000	100,000
Net income	-	-	-	375,247	-	375,247
*Balance as of March 31, 2022	91,163,569	$9	$22,004,077	$(15,311,904)	$100,000	$6,792,182
Common stock subscription received	-	-	-	-	50,000	50,000
Net income	-	-	-	136,756	-	136,756
*Balance as of June 30, 2022	91,163,569	$9	$22,004,077	$(15,175,148)	$150,000	$6,978,938
Common stock subscription received	-	-	-	-	50,000	50,000
Net loss	-	-	-	(9,769,383)	-	(9,769,383)
*Balance as of September 30, 2022	91,163,569	$9	$22,004,077	$(24,944,531)	$200,000	$(2,740,445)

*	Retrospectively reflect Pineapple Wellness accounts under transactions between entities under common control

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PINEAPPLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
		(As Adjusted)
Cash Flows from Operating Activities
Net Loss	$(1,023,610)	$(9,257,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of inventory	27,336	-
Depreciation of property and equipment	2,358	4,129
Income from equity-method investment	-	(1,499,355)
Gain on forgiveness of related party note payable	-	(30,000)
Loss on impairment of equity-method investment	-	10,787,652
Gain on sale of subsidiary	-	(386,287)
Changes in operating assets and liabilities:
Inventory	(4,710)	(3,961)
Security deposits	(375,971)	-
Right-of-use assets	581,764	-
Accounts payable and accrued liabilities	3,738	90,758
Accounts payable - related party	166	31,000
Operating lease liabilities	(184,857)	-
Due to affiliates	1,036,917	159,449
Net cash provided by (used in) operating activities	63,131	(103,995)

Cash Flows from Financing Activities
Proceeds from related parties	86,241	-
Repayment to related parties	(234,372)	-
Proceeds from issuance of common stock	85,000	-
Proceeds from stock subscription	-	150,000
Proceeds from related party notes payable	-	5,995
Repayments of related party notes payable	-	(52,000)
Net cash provided by (used in) financing activities	(63,131)	103,995

Net Change in Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Recognition of right-of-use assets	$8,311,383	$-
Common stock issued on subscription received	$150,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PINEAPPLE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Note 1 – Organization and Description of Business

Pineapple, Inc. (“Pineapple” or the “Company”) was originally formed in the State of Nevada under the name Global Resources, Ltd. on August 3, 1983. On April 12, 1999, the Company changed its name to “Helixphere Technologies Inc.”. On September 19, 2013, the Company changed its name to “New China Global Inc.” On October 30, 2013, the Company filed its Articles of Continuance with the Secretary of State of Wyoming pursuant to which the Company was re-domiciled from the State of Nevada to the State of Wyoming. On July 15, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from “New China Global Inc.” to “Globestar Industries”. On September 3, 2015, the Company changed its name to “Pineapple Express, Inc.” from “Globestar Industries.” The Company’s name has no relation to the 2008 motion picture produced by Columbia Pictures. The Company later received regulatory approval from the Financial Industry Regulatory Authority (“FINRA”) to change its name to Pineapple, Inc.

On March 10, 2023, the Company entered into an Amended Binding Letter Agreement with Mr. Ortega, effective as of December 31, 2022 amending a prior Binding Letter Agreement executed January 4, 2023, where the Company agreed to sell 45.17% of its equity interest in Pineapple Ventures, Inc. (“PVI”), in exchange for the purchase price of 20,000,000 shares of the Company’s common stock at $0.0000001 par value per share and the extinguishment of all of the Company’s debt to PVI and Neu-Ventures, Inc., respectively, of which both PVI and NVI are wholly owned by Ortega. During the year ended December 31, 2022, the Company recognized a gain on extinguishment of debt to PVI and NVI of $1,477,032.

On June 12, 2023, the Company entered into an Amendment to the Letter of Intent, by and between the Company and Matthew Feinstein (the “Amended LOI”), which amends the Binding Letter of Intent, dated September 28, 2022. Pursuant to the Amended LOI, the Company shall acquire 100% of the issued and outstanding shares of the common stock of Pineapple Wellness, Inc., a California corporation (“PW”) from Matthew Feinstein, the Chief Financial Officer, Director and shareholder of the Company and also the sole shareholder of PW, in exchange for 1,000,000 shares of the Company’s common stock, valued at $0.90, the Company’s stock price on the date of acquisition. The investment in the common controlled entity and additional paid in capital of $900,000 were eliminated upon consolidation due to the acquisition of the entity under common control.

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

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Date of Incorporation or Formation (Date of Acquisition, if Applicable)	Attributable Interest
THC Industries, LLC	California	12/23/2015 (formed) 2/16/2016 (acquired by the Company)	100%
Pineapple Express Consulting, Inc.	California	3/16/2017	100%
Pineapple Wellness, Inc.	California	6/24/2019 (formed) 6/12/2023 (acquired by the Company)	100%

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

During the third quarter ended September 30, 2023, we completed an assessment of the IBR used on our operating leases entered into during the nine months ended September 30, 2023. We determined to modify the general rate we applied to all leases of 6.5% to use IBR rates estimated on the day of operating lease commencement, ranging from 6.2% to 6.95%, which allow for more accurate valuation of ROU assets and lease liability for each individual leased office premise. This change in accounting estimate was effective July 1, 2023 and was accounted for prospectively in the condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. (Note 13)

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

Acquisition Under Common Control

Under ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the receiving entity shall recognize the assets and liabilities transferred at their historical cost and under ASC 805-50-45-5 the financial statements presented for prior years shall be retrospectively adjusted for the periods during which the entities were under common control.

Security Deposits

As of September 30, 2023, security deposits relate to security deposits paid for ten office premises of $375,971.

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

During the nine months ended September 30, 2023, the Company acquired inventory of hemp CBD wellness products of $4,710 and recorded inventory impairment of $27,336. As of September 30, 2023 and December 31, 2022, the Company had inventory of $4,710 and $27,336, respectively.

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

Investment – Equity Method

The Company accounted for its equity method investment PVI at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investment for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2022, management identified indicators of other-than-temporary impairment that at that period led to the conclusion that the carrying value of its equity method investment is not recoverable. As a result, the Company has recorded an impairment write-down in the consolidated statements of operations for the year ended December 31, 2022. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded income from equity method investment of $0 and $1,499,355, respectively.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. (Note 8)

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Non-lease components such as common area maintenance (“CAM”), variable expenses, and late fees were excluded from calculation for ROU assets and lease liabilities. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense is reported under cost of sales in the Consolidated Statements of Operations in line with the Company’s main operation of procuring and leasing properties to licensed cannabis operators. For office premises that are not used for subleasing, leases expense is reported under lease expense of operating expenses in the Consolidated Statements of Operations.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the nine months ended September 30, 2023 and 2022, the Company recognized revenue from the sale of CBD products of $90 and $1,153 and incurred cost of sales from CBD products of $0 and $756, resulting in gross profit of $90 and $397 from CBD products, respectively.

The Company recognizes revenue from subleasing of office premises in accordance with ASC842, “Lease Accounting”. The Company recognizes sublease revenue on monthly straight-line basis over the lease term on gross basis.

For the nine months ended September 30, 2023 and 2022, the Company recognized sublease revenue from related parties of $157,500 and $0 and incurred lease expense of $798,130 and $0, resulting in gross loss of $640,630 and $0 from subleases, respectively.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. At September 30, 2023 and December 31, 2022, the Company had no options or warrants outstanding and no shares issuable for conversion of notes payable.

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

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company has an accumulated deficit of $24,562,374 as of September 30, 2023 and incurred a net loss of $1,023,610 during the nine months ended September 30, 2023.

The Company has incurred net losses during the nine months ended September 30, 2023 and in all prior years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment as of September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30, 2023	December 31, 2022
Furniture and fixtures	$43,152	$43,152
Office equipment	12,321	12,321
Total property and equipment	55,473	55,473
Less: Accumulated depreciation	(55,473)	(53,115)
Total property and equipment, net	$-	$2,358

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $2,358 and $4,129, respectively.

Note 5 – Notes Payable, Related Party

Notes payable-related party, are comprised of the following as of September 30, 2023 and December 31, 2022:

Noteholder	Due	Interest Rate	Secured	September 30, 2023	December 31, 2022
Rob Novinger	Demand	0%	No	$30,851	$30,851
Neu-Ventures, Inc.	Demand	0%	No	$15,882	$15,882
				$46,733	$46,733

Rob Novinger (shareholder)

Rob Novinger is a shareholder and creditor to the Company. There was no activity during the nine months ended September 30, 2023. The balance of the related party note payable is $30,851 as of September 30, 2023 and December 31, 2022.

Neu-Ventures, Inc.

Neu-Ventures, Inc. is an entity owned by our former majority shareholder and current shareholder, Mr. Ortega. These advances are due on demand and do not incur interest. The balance of the related party note payable is $15,882 as of September 30, 2023 and December 31, 2022.

Note 6 – Note Payable

The Company, through our former subsidiary, Better Business Consultants, Inc., entered into a $25,000 small business “line of credit” with Kabbage, Inc. on July 2, 2016, for purposes of funding periodic capital needs. The original agreement provided for a term of six months but has been extended month-to-month thereafter by mutual verbal consent of the parties. The total balance of that credit line as of September 30, 2023 and December 31, 2022, is $26,609, which includes principal of $19,838 and $6,771 of accrued interest from prior years. The balance has been guaranteed by Matt Feinstein, a director of the Company. The Company is currently in talks with a collection company to settle this debt and has stopped accruing interest. There has been no activity during the nine months ended September 30, 2023 and 2022.

Note 7 – Settlement Payable-Related Party

At September 30, 2023 and December 31, 2022, the settlement payable related party balance consists of the following:

Noteholder	September 30, 2023	December 31, 2022
Investor Three	615,000	615,000
Settlement payable	$615,000	$615,000

Investor Three

In December 2015, the Company entered into a Revenue Share Agreement for $750,000 that was recorded as “advances on agreements” liability. As per the Revenue Share Agreement, in the event that, for the period from February 5, 2016, through the three-year anniversary of the Effective Date, if Lessee fails to pay the Company any Fixed Minimum Rent, the Company shall be required to pay to Investor Three, in full, Investor Three’s share each month until the Company has paid Investor Three an aggregate of $825,000 under this Revenue Share Agreement. Thereafter, the Company shall have no further obligations or responsibilities to Investor Three in connection with this Revenue Share Agreement. Due to the above clause, by reason of defaults on the DHS Project (as defined elsewhere herein), an additional penalty of $75,000 was incurred which was recorded as deferred finance cost. During the fiscal year 2018, the Company reduced $200,000 of principal by transferring land to Investor Three. During the fiscal year 2018, the Company also recorded a loss on settlement of debt in the consolidated statements of operations increasing the balance by $97,800 to $615,000 at December 31, 2018. There has been no activity during the nine months ended September 30, 2023. This balance remains outstanding as of September 30, 2023 and December 31, 2022, and is classified as settlement payable-related party on the Company’s consolidated balance sheets.

Note 8 – Related Party Transactions

During the nine months ended September 30, 2023, the Company recognized sublease revenue of $17,500 and recorded sublease receivable of $17,500 for an office premise located at 8912 Reseda Blvd, Northridge, CA 91324 in pursuant to sublease agreement entered with a cannabis company who is affiliated with the Director of Pineapple, Inc. (Note 9)

During the nine months ended September 30, 2023, the Company recognized sublease revenue of $140,000 and for an office premise located at 1704 N.Vine St. Unit 102 Hollywood CA 90028 in pursuant to sublease agreement entered with an entity who is affiliated with the Director of Pineapple, Inc. (Note 9)

During the nine months ended September 30, 2023 and 2022, the Company incurred management consulting fees of $219,500 and $177,000, respectively. As of September 30, 2023 and December 31, 2022, the management consulting fee payable was $31,666, and $31,500, respectively.

During the nine months ended September 30, 2023, Pineapple Consolidated, Inc. (“PCI”), a company controlled by the Director of Pineapple, Inc., advanced $86,241 to the Company, made lease payment, security deposit payment, management consulting fees and other operating expenses of $1,042,637 on behalf of the Company and was repaid for $234,282. During the nine months ended September 30, 2023, the amount due to PCI was also repaid through $50,000 proceeds from issuance of common stock. (Note 11) As of September 30, 2023 and December 31, 2022, the amount due to PCI was $844,596 and $0, respectively.

During the nine months ended September 30, 2023, PVI, a company owned and controlled by shareholder Jaime Ortega, made lease payment of $44,280 on behalf of the Company and was repaid for $90. As of September 30, 2023 and December 31, 2022, the amount due to PVI was $65,646 and $21,456, respectively.

The loans from the related parties are due on demand and non-interest bearing.

As of September 30, 2023 and December 31, 2022, the total amount due to affiliates is $910,242 and $21,456, respectively.

Note 9 – Leases

						As of September 30, 2023		Nine months ended September 30, 2023 Lease Expense		Nine months ended September 30, 2023
Location	Entity	Nature	Start	End	Security Deposit	ROU Assets	Lease Liabilities	COGS	Operating Expense	Sublease Revenue
8707 Venice Blvd, Los Angeles, CA 90034	Pineapple Inc.	Subleasing	4/1/2023	3/31/2028	$20,000	$472,286	$493,636	$61,550	$-	$-
8912 Reseda Blvd, Northridge, CA 91324	Pineapple Inc.	Subleasing	1/1/2023	12/31/2027	$12,000	$539,571	$551,570	$108,000	$-	$17,500
467 S.La Brea Ave., Los Angeles, CA 90036	Pineapple Inc.	Subleasing	5/1/2023	4/30/2028	$37,998	$918,470	$1,016,173	$111,005	$-	$-
4830 Huntington Drive South Los Angeles CA 90032	Pineapple Inc.	Subleasing	6/1/2023	5/31/2028	$-	$-	$-	$17,000	$-	$-
8342-8344 West 3rd St Los Angeles CA 90048	Pineapple Inc.	Subleasing	5/1/2023	4/30/2028	$38,000	$918,975	$979,135	$98,210	$-	$-
19841 Ventura Blvd. Woodland Hills CA 91364	Pineapple Inc.	Subleasing	8/1/2023	1/31/2029	$21,330	$563,955	$574,458	$22,528	$-	$-
7542-7544 Balboa Blvd. Lake Balboa, CA	Pineapple Inc.	Subleasing	4/15/2023	10/14/2027	$92,000	$984,527	$1,048,847	$139,320	$-	$-
2378 Westwood Boulevard, Los Angeles CA 90064	Pineapple Inc.	Subleasing	9/1/2023	8/31/2028	$26,650	$668,317	$681,642	$13,881	$-	$-
1485 W.Sunset Blvd., Los Angeles, CA	Pineapple Inc.	Subleasing	5/15/2023	11/14/2030	$20,280	$1,384,139	$1,489,290	$105,150	$-	$-
1704 N.Vine St. Unit 102 Hollywood CA 90028	Pineapple Inc.	Subleasing	6/1/2023	9/30/2025	$50,000	$583,628	$583,628	$121,486	$-	$140,000
12301 Wilshire Blvd. Suite 302 Los Angeles CA	Pineapple Inc.	Headquarter	8/1/2023	9/1/2026	$57,713	$366,371	$377,474	$-	$22,645	$-
8783 W.Pico Blvd., Los Angeles, CA 90035	Pineapple Wellness	Retail Store	7/1/2023	2/1/2028	$-	$329,380	$330,673	$-	$25,607	$-
					$375,971	$7,729,619	$8,126,526	$798,130	$48,253	$157,500

On January 11, 2023, the Company entered into a lease agreement for an office premise located at 8912 Reseda Blvd, Northridge, CA 91324 under a five-year term with two 5-year extension options upon expiry and monthly lease payment of $12,000. The lease agreement commenced on January 1, 2023. During the nine months ended September 30, 2023, the Company made lease payments of $96,000 for base lease and security deposit of $12,000. As of September 30, 2023, lease payable was $12,000 for September 2023 base lease. During the nine months ended September 30, 2023, the Company recorded lease expense of $108,000 for base lease recorded under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $539,571 and operating lease liability was $551,570.

On March 10, 2023, the Company entered into a lease agreement for an office premise located at 8707 Venice Blvd, Los Angeles, CA 90034 under a five-year term with two 5-year extension options upon expiry and monthly lease payment of $5,000 for the first 6 months then $10,000 per month thereafter, with annual escalation rate of 4%. The lease agreement commenced on April 1, 2023. During the nine months ended September 30, 2023, the Company made lease payments of $40,200, which includes base lease of $40,000 and late fee of $200, and security deposit of $20,000. During the nine months ended September 30, 2023, the Company recorded lease expense of $61,550, which includes base lease of $61,350 and late fee of $200, under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $472,286 and operating lease liability was $493,636.

On May 1, 2023, the Company entered into a lease agreement for an office premise located at 467 S.La Brea Ave., Los Angeles, CA 90036 under a five-year term and monthly lease payment of $18,999 with annual escalation rate of 3% and monthly CAM payment of $4,434. The lease agreement commenced on May 1, 2023 and provides with lease abatement for the first two months. During the nine months ended September 30, 2023, the Company made security deposit of $37,998 and no lease or CAM payments were made during that time period. As of September 30, 2023, lease payable was $56,997 for July to September 2023 monthly base lease and common area maintenance (CAM) payable was $13,302 for July to September 2023 CAM. During the nine months ended September 30, 2023, the Company recorded lease expense of $111,005 which includes base lease of $97,703 and CAM of $13,302, under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $918,470 and operating lease liability was $1,016,173.

On April 10, 2023, the Company entered into a lease agreement for an office premise located at 8342-8344 West 3rd St Los Angeles CA 90048 under a five-year term with a 5-year extension option upon expiry and monthly lease payment of $19,000 with annual escalation rate of 4%. The lease agreement commenced on May 1, 2023 and provides with lease abatement for the first three months. During the nine months ended September 30, 2023, the Company made lease payments of $38,050, which includes base lease of $38,000 and late fee of $50, and security deposit of $38,000. During the nine months ended September 30, 2023, the Company recorded lease expense of $98,210, which includes base lease of $98,160 and late fee of $50, under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $918,975 and operating lease liability was $979,135.

On April 1, 2023, the Company was assigned from PVI for lease obligation for an office premise located at 7542-7544 Balboa Blvd. Lake Balboa, CA under monthly lease payment of $12,500 with annual escalation rate of 5% and will expire on October 14, 2027. The Company is also provided with two 5-year extension options upon expiry. During the nine months ended September 30, 2023, the Company made lease payments of $75,000 for monthly base lease and security deposit of $92,000. During the nine months ended September 30, 2023, the Company recorded lease expense of $139,320 for monthly base lease, under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $984,527 and operating lease liability was $1,048,847.

On May 15, 2023, the Company entered into a lease agreement for an office premise located at 1485 W. Sunset Blvd., Los Angeles, CA under a 90-month term with an 5-year extension option upon expiry and monthly lease payment of $20,280 with annual escalation rate of 3% and provided with lease abatement for the first six months until November 2023. During the nine months ended September 30, 2023, the Company made security deposit of $20,280. During the nine months ended September 30, 2023, the Company recorded lease expense of $105,150 for monthly base lease under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $1,384,139 and operating lease liability was $1,489,290.

On June 1, 2023, the Company was assigned from PVI for lease obligation for an office premise located at 1704 N. Vine St. Unit 102 Hollywood CA 90028 with monthly lease payment of $25,950 and monthly CAM payment of $4,414 and will expire on September 30, 2025. During the nine months ended September 30, 2023, the Company made lease payments of $121,486, which includes base lease of $103,800, CAM of $17,656 and late fee of $30, and security deposit of $50,000. During the nine months ended September 30, 2023, the Company recorded lease expense of $121,486 which includes base lease of $103,800, CAM of $17,656 and late fee of $30, under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $583,628 and operating lease liability was $583,628.

On May 23, 2023, the Company entered into a lease agreement for an office premise located at 19841 Ventura Blvd. Woodland Hills CA 91364 under a 66month term and monthly lease payment of $10,665 with 50% rent abatement for the first three months of the lease and monthly CAM payment of $680. The lease commenced on August 1, 2023. During the nine months ended September 30, 2023, the Company made lease payments of $11,345, which includes base lease $10,665 and CAM of $680, and security deposit of $21,330. As of September 30, 2023, the CAM payable was $680. During the nine months ended September 30, 2023, the Company recorded lease expense of $22,528, which includes base lease of $21,168 and CAM of $1,360, under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $563,955 and operating lease liability was $574,458.

On June 2, 2023, the Company entered into a lease agreement for an office premise located at 4830 Huntington Drive South Los Angeles CA 90032 under a five-year term. The lease was delayed   due to city permit granting issue and was then cancelled on August 28, 2023. The Company has made lease payment of $17,000 through September 30, 2023 and incurred the lease expense of $17,000 under cost of sales cost of sales in the Consolidated Statements of Operations. Due to the cancellation of the lease obligation and never taking possession of the property there was no actual lease commencement date. As a result, the Company did not recognize right-of use asset and operating lease liability.   The Company is not entitled to return of the $17,000 as that was paid during the entitlement process and earned by the Landlord under the terms of the lease agreement.

On August 25, 2023, the Company entered into a lease agreement for an office premise located at 2378 Westwood Boulevard, Los Angeles CA 90064, with a commencement date of September 1, 2023, under a five-year term with a 5-year extension option upon expiry, monthly lease payment of $13,325 and monthly CAM payment of $556. During the nine months ended September 30, 2023, the Company made security deposit of $26,650. As of September 30, 2023, lease payable was $13,325 for September 2023 base lease and common area maintenance (CAM) payable was $556 for September 2023 CAM. During the nine months ended September 30, 2023, the Company recorded lease expense of $13,881, which includes base lease of $13,325 and CAM of $556 under cost of sales in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $668,317 and operating lease liability was $681,642.

On July 20, 2023, the Company entered into a lease agreement for an office premise located at 12301 Wilshire Blvd. Suite 302 Los Angeles CA as headquarter of the Company, with a commencement date of August 1, 2023, under a 38-month term and monthly lease payment of $11,543 with annual escalation rate of 3% and provided with lease abatement for 2nd month (September 2023) and 3rd month (October 2023). During the nine months ended September 30, 2023, the Company made lease payments of $11,543 for base lease and security deposit of $57,713. During the nine months ended September 30, 2023, the Company recorded lease expense of $22,645 for base lease under lease expense of operating expense in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $366,371 and operating lease liability was $377,474.

On July 1, 2023, Pineapple Wellness was assigned from PVI for leasing of an office premise located at 8783 W. Pico Blvd., Los Angeles, CA 90035 as Retail Store of the Company, with remaining 56-month term and monthly lease payment of $6,788 with annual escalation of 3% and monthly CAM payment of $1,318. During the nine months ended September 30, 2023, the Company made lease payments of $24,315 includes base lease of $20,263 and CAM of $3,953. During the nine months ended September 30, 2023, the Company recorded lease expense of $25,608 includes base lease of $21,656 and CAM of $3,953, under lease expense of operating expense in the Consolidated Statements of Operations. As of September 30, 2023, the right-of-use asset was $329,380 and operating lease liability was $330,673.

The components of operating leases were as follows:

As of September 30, 2023 and December 31, 2022, the Company had the following lease obligations:

	Discount		September 30,	December 31,
	Rate	Maturity	2023	2022
Current	6.20%-6.95%	2026-2030	$1,618,330	$-
Non-current	6.20%-6.95%	2026-2030	6,508,196	-
			$8,126,526	$-

Balance - December 31, 2022	$-
Lease liability additions	8,311,383
Repayment of lease liability	(395,370)
Imputed interest	210,513
Balance - September 30, 2023	$8,126,526

The following table summarizes the maturity of our lease liabilities as of September 30, 2023:

Year Ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$466,992
2024	2,083,238
2025	2,053,999
2026	1,833,082
2027	1,714,157
Thereafter	1,293,646
Total lease payments	9,445,114
Less: imputed interest	(1,318,588)
Lease liabilities	$8,126,526

The following summarizes other supplemental information about the Company’s operating leases as of September 30, 2023:

Weighted average discount rate	6.20% - 6.95%
Weighted average remaining lease term (years)	4.42 years

Lease Cost

Office premises under sublease:

Nine months ended
Operating lease cost:	September 30, 2023
Fixed lease cost	$747,976
Variable lease cost	17,280
Non-lease component	32,874
798,130
Sublease income	(157,500)
Total lease cost, net	$640,630

During the nine months ended September 30, 2023, the Company incurred lease expense of $798,130 including base lease of $747,976, variable lease cost and late fee of $17,280 and CAM of $32,873, reported under cost of sales in the Consolidated Statements of Operations for nine leased office premises. As of September 30, 2023, two of the nine office premises were subleased. All of the nine leased office premises will be subleased within Q1 ended March 31, 2024.

Office premises not under sublease:

Nine months ended
Operating lease cost:	September 30, 2023
Fixed lease cost	$44,300
Variable lease cost	-
Non-lease component	3,953
Total lease cost	$48,253

During the nine months ended September 30, 2023, the Company incurred lease expense of $48,253 including base lease of $44,300 and CAM of $3,953, reported under operating expense in the Consolidated Statements of Operations for two leased office premises that are used as company headquarters and retail store and are not planned to be subleased.

Sublease

On January 15, 2023, the Company, the sublessor, entered into a sub-lease agreement with a sublessee for an office premise located at 8912 Reseda Blvd, Northridge, CA 91324 under a five-year term and monthly lease payment of $16,000. The sub-lease was effective on January 15, 2023 with the lease commencement date of January 1, 2023. The sub-lease agreement provides with rent abatement to the sublessee for the first three months from January to March 2023. As of September 30, 2023, the office premises are under construction which is planned to be completed in December 2023. (Note 8)

On June 1, 2023, the Company was assigned from PVI sub-lease agreement with a sublessee for an office premise located at 1704 N. Vine St. Unit 102 Hollywood CA 90028. The sublease agreement will expire on December 31, 2025 with monthly lease payment of $35,000. (Note 8)

During the nine months ended September 30, 2023, the Company recognized sublease revenue from related parties of $157,500.

Note 10 – Advances on Agreements

At September 30, 2023 and December 31, 2022, advances on agreements balance consist of the following:

Noteholder	September 30, 2023	December 31, 2022
Investor One and Investor Two	169,000	169,000

Advances on Agreements	$169,000	$169,000

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

In February 2019, the Company entered into a settlement agreement with Investor One which required the issuance of 20,000 shares of the Company’s common stock and established an additional principal sum for repayment of $200,000. The settlement includes installment payments of $10,000 per month beginning on February 15, 2019, until the balance is repaid and ends the accrual of interest. Prior to entering into the settlement agreement, the Company had recorded interest expense of $4,125, bringing the balance from $187,500 at December 31, 2018 to $191,625. The settlement agreement resulted in additional expense of $8,375. The Company made three $10,000 payments during the year ended December 31, 2019, reduced the value by another $1,000 in connection with the 20,000 shares being valued at $11,000 instead of the $10,000 value initially discussed. There was no activity during the nine months ended September 30, 2023 and 2022.

Note 11 – Stockholders’ Equity

The Company is authorized to issue 525,000,000 shares of capital stock, $0.0000001 par value per share, of which 5,000,000 shares are designated as Series A Convertible Preferred stock, 20,000,000 shares are designated as preferred stock and 500,000,000 shares are designated as common stock. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

During the nine months ended September 30, 2023, the Company issued 600,000 shares common stock for stock subscription of $150,000 received during the year ended December 31, 2022.

During the nine months ended September 30, 2023, the Company issued 340,000 shares of common stock for cash proceeds of $85,000, of which proceeds of $50,000 was used for repaying the amount due to the Company’s related party PCI. (Note 8)

On June 12, 2023, the Company issued 1,000,000 shares of common stock valued at $0.90 per share, the Company’s stock price on the date of acquisition, to acquire 100% of the issued and outstanding shares of common stock of Pineapple Wellness, Inc., a California corporation controlled by the Chief Financial Officer, Director and shareholder of the Company. The investment in the common controlled entity and additional paid in capital of $900,000 were eliminated upon consolidation due to the acquisition of the entity under common control.

During the nine months ended September 30, 2022, the Company received proceeds from stock subscriptions of $150,000 for 400,000 shares at $0.25 per share.

As of September 30, 2023 and December 31, 2022, the total issued and outstanding common stock was 73,103,569 shares and 71,163,569 shares, respectively.

Note 12 - Equity Method Investment

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

The investment was recorded at cost, which was determined to be $11,000,000 based on a value of $0.55 per share of common stock. A total of 10,000,000 shares of common stock were issued during fiscal year 2020. As of September 30, 2023, December 31, 2022, and September 30, 2022 the Company had 0%, 0%, and 45.17% ownership interest in PVI, respectively.

The following represents summarized financial information of PVI as of and for the nine months ended September 30, 2022:

Income statement	2022
Revenue	$489,145
Cost of goods sold	(756)
Gross margin	488,389
Operating expenses	(2,134,478)
Gain on dispensary equity sale	4,965,510
Net income (loss)	$3,319,421

Balance sheet
Current assets	$1,437,504
Non-current assets	$2,205,536
Current liabilities	$(1,046,924)
Non-Current liabilities	$(754,440)

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

Note 13 – Acquisition Under Common Control

On June 12, 2023, the Company issued 1,000,000 shares of common stock to acquire PW, a California corporation controlled by Matthew Feinstein who serves as the Chief Financial Officer, Director and Shareholder of PW. As the transaction was between entities under common control, the Company was required to recognize the assets and liabilities transferred at their historical cost and the financial statements presented for prior years were retrospectively adjusted for the periods during which the entities were under common control. commencing from the date of inception at June 24, 2019.

The Company’s Consolidated Balance Sheet as of December 31, 2022, Statement of Operations for the three months and nine months ended September 30, 2022, Statement of Cash Flow for the nine months ended September 30, 2022 and Statement of Shareholders’ Deficit for the nine months ended September 30, 2022 contain retrospective presentation for the consolidation of Pineapple Wellness accounts from its date of inception with the Company’s accounts resulted from the acquisition of the entity under common control on June 12, 2023. (Note 1)

	December 31, 2022
		Acquired Entry Under
	Originally Reported	Common Control	As Adjusted
Assets
Current Assets:
Cash	$-	$-	$-
Prepaid expense	-	-	-
Lease receivable	-	-	-
Inventory	-	27,336	27,336
Total Current Assets	-	27,336	27,336

Security deposits	-		-
Property and equipment, net	2,358	-	2,358
Operating lease right-of-use assets, net	-	-	-
Total Assets	$2,358	$27,336	$29,694

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$398,489	$62	$398,551
Accounts payable - related party	31,500	-	31,500
Accrued interest payable	6,771	-	6,771
Settlement payable - related party	615,000	-	615,000
Due to affiliates	-	21,456	21,456
Notes payable-related party	30,851	15,882	46,733
Notes payable	19,838	-	19,838
Advances on agreements	169,000	-	169,000
Contingent liabilities	105,523	-	105,523
Operating lease liability	-	-	-
Total Current Liabilities	1,376,972	37,400	1,414,372

Operating lease liability, non-current	-	-	-
Total Liabilities	1,376,972	37,400	1,414,372

Commitments and contingencies (note 13)

Stockholders’ Deficit:
Preferred stock, $0.0000001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-	-
Series A Convertible Preferred stock, $0.0000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 71,163,569 shares issued and outstanding	7	-	7
Subscription received – shares to be issued	150,000	-	150,000
Additional paid-in-capital	22,004,079	-	22,004,079
Accumulated deficit	(23,528,700)	(10,064)	(23,538,764)
Total Stockholders’ Deficit	(1,374,614)	(10,064)	(1,384,678)
Total Liabilities and Stockholders’ Deficit	$2,358	$27,336	$29,694

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
		Acquired Entry Under			Acquired Entry Under
	Originally Reported	Common Control	As Adjusted	Originally Reported	Common Control	As Adjusted
Revenue
Sublease revenue	$-	$-	$-	$-	$-	$-
Sales revenue	-	331	331	-	1,153	1,153
Cost of sales	-	268	268	-	756	756
Gross Profit	-	63	63	-	397	397

Operating Expenses
General and administrative	66,090	49	66,139	203,553	1,085	204,638
Lease expense	-	-	-	-	-	-
Management consulting fees - related parties	59,000	-	59,000	177,000	-	177,000
Depreciation	933	-	933	4,129	-	4,129
Total Operating Expenses	126,023	49	126,072	384,682	1,085	385,767

Operating loss	(126,023)	14	(126,009)	(384,682)	(688)	(385,370)

Other Income (Expense)
Income from equity-method investment	757,991	-	757,991	1,499,355	-	1,499,355
Gain on forgiveness of related party note payable	-	-	-	30,000	-	30,000
Gain on sale of subsidiary	386,287	-	386,287	386,287	-	386,287
Loss on impairment of equity-method investment	(10,787,652)	-	(10,787,652)	(10,787,652)	-	(10,787,652)
Total Other Income (Expense)	(9,643,374)	-	(9,643,374)	(8,872,010)	-	(8,872,010)

Income (Loss) before taxes	(9,769,397)	14	(9,769,383)	(9,256,692)	(688)	(9,257,380)

Provision for income taxes	-	-	-	-	-	-

Net Income (Loss)	$(9,769,397)	$14	$(9,769,383)	$(9,256,692)	$(688)	$(9,257,380)
Net Income (Loss) Per Share – Basic and Diluted	$(0.11)		$(0.11)	$(0.10)		$(0.10)
Weighted Average Common Shares – Basic and Diluted	91,163,569		91,163,569	91,163,569		91,163,569

	For the Nine Months Ended September 30, 2022
		Acquired Entry Under
	Originally Reported	Common Control	As Adjusted
Cash Flows from Operating Activities
Net loss	$(9,256,692)	$(688)	$(9,257,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	4,129	-	4,129
Income from equity-method investment	(1,499,355)	-	(1,499,355)
Gain on forgiveness of related party note payable	(30,000)	-	(30,000)
Loss on impairment of equity-method investment	10,787,652		10,787,652
Gain on sale of subsidiary	(386,287)		(386,287)
Changes in operating assets and liabilities:
Inventory	-	(3,961)	(3,961)
Accounts payable and accrued liabilities	90,800	(42)	90,758
Accounts payable related party	31,000	-	31,000
Due to affiliates	154,868	4,581	159,449
Net cash used in operating activities	(103,885)	(110)	(103,995)

Cash Flows from Financing Activities
Proceeds from stock subscription	150,000	-	150,000
Proceeds from related party notes payable	5,885	110	5,995
Repayments of related party notes payable	(52,000)	-	(52,000)
Net cash provided by financing activities	103,885	110	103,995

Net Change in Cash	-	-	-
Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-

Note 14 – Commitments and Contingencies

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of September 30, 2023 and December 31, 2022. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of September 30, 2023 and December 31, 2022 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,684. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of September 30, 2023 and December 31, 2022.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of September 30, 2023 and December 31, 2022. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of September 30, 2023 and December 31, 2022, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of September 30, 2023 and December 31, 2022, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at September 30, 2023 and December 31, 2022.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of September 30, 2023 and December 31, 2022. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

Note 15 – Subsequent Events

Subsequent to September 30, 2023, and through the date that these financials were issued, the Company had no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Pineapple,” the “Company,” “our,” “we” or “us” and similar terms include Pineapple, Inc., unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended September 30, 2023, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). US Dollars are denoted herein by “USD,” “$” and “dollars.”

General

This management discussion and analysis of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2023, and 2022. It is supplemental to and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of September 30, 2023, and the consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the U.S. Securities and Exchange Commission and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the three and nine months ended September 30, 2023 and 2022, which are included herein.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended
	September 30,
	2023	2022	Changes	%

Revenue	$105,090	$331	$104,759	31,649%
Cost of sales	474,996	268	474,728	117,137%
Operating Expenses	146,604	126,072	20,532	16%
Operating Loss	(516,510)	(126,009)	(390,501)	310%
Other Income (Expenses)	-	(9,643,374)	9,643,374	(100)%
Net Income (Loss)	$(516,510)	$(9,769,383)	$9,252,873	(95)%

Revenues

During the three months ended September 30, 2023, the Company recognized sublease revenue of $105,000 from two office premises and incurred lease expense of $474,996 from ten office premises, one of which is no longer leased, which is reported under cost of sales in the Consolidated Statements of Operations.

During the three months ended September 30, 2023 and 2022, revenue from CBD sales was $90 and $331, and cost of sales was $0 and $268, respectively.

Operating Expenses

The Company incurred operating expenses of $146,604 for the three months ended September 30, 2023, an increase of 16% from operating expenses of $126,072 for the three months ended September 30, 2022 mainly due to an increase in lease expense and management consulting fees. During the three months ended September 30, 2023, the Company incurred lease expense of $48,253 reported under operating expense in the Consolidated Statements of Operations for two leased office premises that are not planned to be subleased.

Other Income (Expenses)

The Company had no other expenses for the three months ended September 30, 2023. During the three months ended September 30, 2022, the Company has total other expense of $9,643,374 consisting of $757,991 of income from the Company’s equity method investment, $386,287 from gain on the sale of Pineapple Park, and $10,787,652 from loss on impairment of the equity-method investment. The income from the Company’s equity-method investee is primarily comprised of the following: gain of $2,347,653 from the sale of equity interest from previously acquired dispensaries, in excess of the carrying cost of the original acquisition, $177,019 of management fees and rental income, offset by $842,891 of general and administrative expenses and $6,710 of depreciation expense.

Net Loss

Net loss for the three months ended September 30, 2023 was $516,510 compared to $9,769,383 for the three months ended September 30, 2022. The decrease in net loss was mainly due to the decrease in other expenses during the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended
	September 30,
	2023	2022	Changes	%

Revenue	$157,590	$1,153	$156,437	13,568%
Cost of sales	798,130	756	797,374	105,473%
Operating Expenses	355,734	385,767	(30,033)	(8)%
Operating Loss	(996,274)	(385,370)	(610,904)	159%
Other Income (Expenses)	(27,336)	(8,872,010)	8,844,674	(100)%
Net Income (Loss)	$(1,023,610)	$(9,257,380)	$8,233,770	(89)%

Revenues

During the nine months ended September 30, 2023, the Company recognized sublease revenue of $157,500 from two office premises and incurred lease expense of $798,130 from nine office premises which is reported under cost of sales in the Consolidated Statements of Operations as all of the nine leased office premises will be subleased by Q4 ended December 31, 2023.

During the nine months ended September 30, 2023 and 2022, revenue from CBD sales was $90 and $1,153, and cost of sales was $0 and $756, respectively.

Operating Expenses

The Company incurred operating expenses of $355,734 for the nine months ended September 30, 2023, a decrease of 8% from operating expenses of $385,767 for the nine months ended September 30, 2022 mainly due to a decrease in audit fees and legal fees.

Other Income (Expenses)

During the nine months ended September 30, 2023, the Company had other expense of $27,336 from impairment of inventory. During the nine months ended September 30, 2022, the Company has total other expense of $8,872,010, consisting of $1,499,355 of income from the Company’s equity method investment, $30,000 recognized for gain on forgiveness of a related party note payable due to Eric Kennedy, $386,287 from gain on the sale of Pineapple Park, and $10,787,652 from loss on impairment of the equity-method investment. The $1,499,355 of income from the Company’s equity-method investee is primarily comprised of the following: gain of $4,965,510 from the sale of equity interest from previously acquired dispensaries, in excess of the carrying cost of the original acquisition, $487,993 of management fees and rental income, offset by $2,113,324 of general and administrative expenses and $20,130 of depreciation expense.

Net Loss

Net loss for the nine months ended September 30, 2023 was $1,023,610 compared to the nine months ended September 30, 2022 of $9,257,380. The decrease in net loss was mainly due to the decrease in other expenses during the nine months ended September 30, 2023.

Liquidity and Financial Condition

Working Capital

	As of	As of
	September 30,	December 31,
	2023	2022	Changes	%

Current Assets	$4,710	$27,336	$(22,626)	(83%)
Current Liabilities	$3,925,392	$1,414,372	$2,511,020	178%
Working Capital Deficiency	$(3,920,682)	$(1,387,036)	$(2,533,646)	183%

Our total current assets decreased to $4,710 as of September 30, 2023 from $27,336 as of December 31, 2022 due primarily to a decrease in inventory.

Our total current liabilities increased to $3,925,392 as of September 30, 2023 from $1,414,372 as of December 31, 2022 due primarily to the increase in operating lease liability and amount due to affiliates for payment made to vendors on behalf of the Company.

Our working capital deficit on September 30,2023 was $3,920,682 as compared to working capital deficit of $1,387,036 as of December 31, 2022. The increase in working capital deficit was mainly attributed to the increase in operating lease liability and amount due to affiliates for payment made to vendors on behalf of the Company.

The Company has funded our operations since inception primarily through the issuance of our equity securities in private placements to third parties, and/or promissory notes to related parties for cash. The cash was used primarily for operating activities, including cost of employees, management services, professional fees, consultant fees, and travel. Our management expects that cash from operating activities will not provide sufficient cash to fund normal operations, support debt service, or undertake certain investments we anticipate prosecuting for our business proposition both in the near and intermediate terms. We will continue to rely on financing provided under notes from related and third-party party sources, as well as sale of shares of our common stock in private placements, to fund our expected cash requirements.

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

Our condensed consolidated financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in such consolidated financial statements, we had an accumulated stockholders’ deficit of $24,562,374 and had a net loss of $1,023,610 for the nine months ended September 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firms in their audit reports to our consolidated financial statements for the fiscal year ended December 31, 2023 and 2022 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions may continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Our consolidated financial statements included in this quarterly report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash Flows

	Nine Months Ended
	September 30,
	2023	2022	Changes	%

Cash flows provided by operating activities	$63,131	$(103,995)	$167,126	(161)%
Cash flows used in investing activities	-	-	-	-
Cash flows used in financing activities	(63,131)	103,995	(167,126)	(161)%
Net changes in cash	$-	$-	$-	-

Operating Activities

Net cash provided by operating activities was $63,131 for the nine months ended September 30, 2023, compared with $103,995 net cash used in operating activities during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, net cash provided by operating activities was attributed to net loss of $1,023,610, decreased by depreciation of equipment of $2,358, impairment of inventory of $27,336 and net changes in operating assets and liabilities of $1,057,047.

During the nine months ended September 30, 2022, net cash used in operating activities was attributed to net loss of $9,257,380, increased by income from equity method investment of $1,499,355, gain on forgiveness of related party note payable of $30,000, gain on sale of subsidiary of $386,287 and decreased by depreciation of property and equipment of $4,129, loss on impairment of equity method investment of $10,787,652 and net changes in operating assets and liabilities of $277,246.

Investing Activities

During the nine months ended September 30, 2023 and 2022, the Company did not have any investing activities.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $63,131, comprised of repayment to related parties of $234,372, offset by proceeds from related parties of $86,241 and proceeds from issuance of common stock of $85,000.

During the nine months ended September 30 2022, net cash provided by financing activities of $103,995, derived from proceeds for common stock subscription of $150,000 and proceeds from related party notes of $5,995, offset by repayment of related party notes of $52,000.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Non-lease components such as CAM, variable expenses, and late fees were excluded from the calculation for ROU assets and lease liabilities. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense is reported under cost of sales in the Consolidated Statements of Operations in line with the Company’s main operation of procuring and leasing properties to licensed cannabis operators. For office premises that are not used for subleasing, leases expense is reported under lease expense of operating expenses in the Consolidated Statements of Operations.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, and to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist as of September 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Hawkeye v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: BC708868 was filed June 6, 2018. Plaintiff claimed damages against Defendant in the excess of $900,000 arising from a series of successive amended and revised revenue sharing agreements pertaining to rental income from certain leasehold for premises more commonly known as 65421 San Jacinto Lane, Desert Hot Springs, CA 92240 which was not realized through no fault of Defendants, nor are Defendants contracting parties to the lease agreement or original revenue sharing agreement for which consideration was paid. Defendants deny all allegations of claims asserted in the Complaint. Notwithstanding, the parties settled the matter pursuant to a confidential settlement agreement in or about January 3, 2020. However, the matter was reduced to an entry of judgment by the court in or about February 21, 2020, for the amount of $615,000, which monies remain due and outstanding and are accrued for in the Company’s settlement payable as of September 30, 2023 and December 31, 2022. The parties are cooperating to resolve this matter pursuant to the terms of the agreed upon settlement.

Sharper, Inc. v. Pineapple Express, Inc., et al.

Los Angeles Superior Court Case Number: 18SMCV00149 was filed November 1, 2018. Complaint for money with an amount in controversy of $32,500. The matter arises from certain claim for goods and services rendered beyond the contract claim which is wholly disputed. The court case matter was stayed on February 11, 2019, pending the outcome of Arbitration. Finnegan & Diba was substituted out of the matter on June 14, 2019. The matter was arbitrated through other counsel and the arbitrator issued a final award in favor of Petitioner in or about September 4, 2019, for the principal amount of $15,375, which has been accrued for in the Company’s contingent liabilities as of December 31, 2018. The award was transitioned to an entry of judgment in the total amount of $18,692 on or about February 27, 2020, against Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, and Pineapple Express Consulting Inc., which remains due and outstanding. The accrual in the Company’s contingent liabilities as of September 30, 2023 and December 31, 2022 is $18,692.

Cunningham v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: BS171779: Judgment, ordered by the Department of Industrial Relations, Labor Commissioner’s Office was entered by the Court on December 11, 2017. The amount of judgment entered was $47,684. Enforcement on the Judgment is continuing. Finnegan & Diba was retained to defend enforcement proceedings and substituted out of the matter in March 2019. This claim was accrued for in the Company’s contingent liabilities as of September 30, 2023 and December 31, 2022.

Pineapple Express, Inc. v. Cunningham

Los Angeles Superior Court Case Number: SC 127731 was filed June 21, 2017. This action arose from certain complaint and cross-complaint which were both dismissed. Defendant Cunningham pursued a cost judgment against Plaintiff and obtained a judgment in the amount of $2,367, which remains outstanding to date and since January 22, 2018. This amount has been accrued for in the Company’s contingent liabilities as of September 30, 2023 and December 31, 2022. Enforcement proceedings have ensued and said judgment remains outstanding to date. Finnegan & Diba was not the counsel of record when judgment was entered and only addressed enforcement proceedings until such time it was substituted out as counsel of record in or about June 14, 2019.

StoryCorp Consulting, dba Wells Compliance Group v. Pineapple Express, Inc.

JAMS Arbitration Reference Number: 1210037058, filed December 18, 2019. This matter arises from dispute over certain services agreement entered into between the parties in or about January 31, 2019. In 2020, the parties agreed on a settlement amount of $15,000. The parties self-represented in arbitration and a final arbitration award was issued in the amount $23,805 on or about October 27, 2020, against the Company. Claimant has since filed a Petition to Confirm Arbitration Award against Pineapple Express, Inc. a California Corporation, with the Los Angeles Superior Court bearing Case Number 20STCP04003, set for hearing on April 12, 2021. On information and belief, Pineapple Express Inc., a California Corporation, is not affiliated with Pineapple Inc., a Nevada Corporation, formerly known as Pineapple Express, Inc., a Wyoming Corporation. Claimant amended its complaint on or about February 3, 2021, to include Defendant Pineapple Express, Inc., a Wyoming corporation. A default judgement was entered on May 11, 2021, against Pineapple Express, Inc., in the amount of $29,280. Defendant, Pineapple Inc., a Nevada Corporation, is not a party to the pending matter to date. The parties hope to engage in settlement discussions and resolve this matter. The $29,280 has been accrued for as of September 30, 2023 and December 31, 2022, in the Company’s contingent liabilities.

Russ Schamun v. Pineapple Express Consulting, Inc.

This is a small claims matter for $7,500 filed by an independent contractor. There was a hearing date on August 23, 2019, and judgment was awarded to Russ Schamun. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The $7,500 has been accrued for as of September 30, 2023 and December 31, 2022, in the Company’s contingent liabilities.

SRFF v. Pineapple Express, Inc.

This matter resulted in a stipulated judgment whereas former SEC counsel claimed approximately $60,000 in legal work that was not paid for. The Company claimed that the work being charged for (a registration statement to be filed with the SEC) was not completed. Regardless of this fact, the Company signed a payment plan and confession of judgment if the plan was not honored. The result was a judgment entered in favor of SRFF because of the confession. This creditor will be satisfied once the Company is in a position to satisfy the judgment. The settlement amount has been accrued for in the Company’s accounts payable and accrued liabilities balance at September 30, 2023 and December 31, 2022.

Novinger v. Pineapple Express, Inc.

Los Angeles Superior Court Case Number: 20CHLC10510 was filed in or about March 11, 2020. This is a limited jurisdiction action arising from a claim for monies lent to Pineapple Express, Inc. without specificity as to the judgment debtor’s state of incorporation, for the total of $30,851, which is accrued for in the Company’s related party notes payable (Note 7) as of September 30, 2023 and December 31, 2022. On September 23, 2020, a default judgment was entered against the Company. The parties are working to resolve the matter or alternatively vacate and set aside the default judgment entered unbeknownst to the Company.

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

PINEAPPLE, INC.

Dated: January 12, 2024	By:	/s/ Shawn Credle
	Name:	Shawn Credle
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Feinstein
	Name:	Matthew Feinstein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

